Form 10-Q/A
period 2010-12-31
First Titan Corp.
filed 2011-06-15
CIK 1502152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT No 1
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended December 31, 2010 is being filed for the sole purpose of correcting a typographical error which appeared on the balance sheets of the original 10-Q quarterly report. The number of authorized shares of the issuer's of common stock has been corrected from 100,000,000 to 250,000,000.

Except for the item described above, none of the information contained in our original filing on Form 10-Q has been updated, modified or revised. The remainder of our original Form 10-Q is included herein for the convenience of the reader. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Amendment No. 1 to modify or update any other information presented in the Form 10-Q as previously filed, nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q previously filed and the registrant's other filings with the SEC.


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
    250,000,000 common shares, $0.0001 par value

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

                                        First Titan


Date: June 15, 2011                     BY: /s/ Robert Tatar
                                        --------------------
                                        Robert Tatar
                                        President, Secretary, Treasurer,
                                        Principal Executive Officer,
                                        Principal Financial and Accounting
                                        Officer and Sole Director