Form 10-Q/A
period 2011-03-31
First Titan Corp.
filed 2011-06-15
CIK 1502152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                AMENDMENT NO. 1
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended March 31, 2011 is being filed for the sole purpose of correcting a typographical error which appeared on the balance sheets of the original 10-Q quarterly report. The number of authorized shares of the issuer's of common stock has been corrected from 100,000,000 to 250,000,000.

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