Form 10-Q
period 2011-06-30
First Titan Corp.
filed 2011-08-11
CIK 1502152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                       COMMISSION FILE NUMBER: 333-170315

                               FIRST TITAN CORP.
                               -----------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                     27-3480481
                 -------                                     ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          6846 TAILFEATHER WAY
           BRADENTON, FLORIDA                                   34204
          --------------------                                  -----
(Address of principal executive offices)                      (Zip Code)

                                  941-807-1025
                                  ------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of June 30, 2011.

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

                               First Titan Corp.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                               AS OF
                                                    ----------------------------
                                                      JUNE 30,     SEPTEMBER 30,
                                                        2011           2010
                                                    (UNAUDITED)      (AUDITED)
                                                    -----------    -------------

CURRENT ASSETS
  Cash and cash equivalents ....................    $    48,342    $      8,922
                                                    -----------    ------------
    Total current assets .......................         48,342           8,922

                                                    -----------    ------------
  TOTAL ASSETS .................................    $    48,342    $      8,922
                                                    ===========    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
Current Liabilites
  Accounts payable & Accrued liabilities .......    $       600    $      2,000
  Loans payable ................................         25,000              --

                                                    -----------    ------------
    Total Current Liabilities ..................         25,600           2,000


STOCKHOLDERS' EQUITY
  Capital Stock (Note 4)
    Authorized:
    250,000,000 common shares, $0.0001 par value
    Issued and outstanding:
    12,000,000 and 9,000,000 common shares
     issued and outstanding at June 30, 2011 and
     September 30, 2010, respectively ..........    $     1,200    $        900
    Additional paid-in capital .................         45,300           8,100
    Deficit accumulated during the development
     stage .....................................        (23,758)         (2,078)
                                                    -----------    ------------
    Total Stockholders' Equity .................         22,742           6,922

                                                    -----------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...    $    48,342    $      8,922
                                                    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                               First Titan Corp.
                         (A Development Stage Company)
                            Statements of Operations
                                  (unaudited)

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                    THREE MONTHS    NINE MONTHS    SEPTEMBER 16,
                                        ENDED          ENDED          2010 TO
                                      JUNE 30,       JUNE 30,        JUNE 30,
                                        2011           2011            2011
                                    ------------   ------------   --------------

REVENUES ........................   $         --   $         --   $          --
                                    ------------   ------------   -------------

EXPENSES
  General & Administrative ......         14,829         14,980          17,058
  Professional Fees .............          2,600          6,700           6,700
                                    ------------   ------------   -------------


Loss Before Income Taxes ........        (17,429)       (21,680)        (23,758)
                                    ------------   ------------   -------------


Provision for Income Taxes ......             --             --              --
                                    ------------   ------------   -------------


Net Loss ........................   $    (17,429)  $    (21,680)  $     (23,758)
                                    ============   ============   =============

PER SHARE DATA:

  Basic and diluted loss per
   common share .................          (0.00)         (0.00)
                                    ============   ============

  Basic and diluted weighted
   average common shares
   outstanding ..................     11,152,174      9,770,428
                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                                    First Titan Corp.
                              (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficiency)
                                                                     DEFICIT
                                                                   ACCUMULATED
                                      COMMON STOCK     ADDITIONAL  DURING THE
                                   ------------------   PAID-IN    DEVELOPMENT
                                     SHARES    AMOUNT   CAPITAL       STAGE        TOTAL
                                   ----------  ------  ----------  -----------   --------
Inception - September 16, 2010 ..          --  $   --  $       --  $        --   $     --

  Common shares issued to Founder
   for cash at $0.001 per share
   (par value $0.0001) on
   September 16, 2010 ...........   9,000,000     900       8,100           --      9,000

Loss for the period from
 inception on September 16, 2010
 to September 30, 2010 ..........          --      --          --       (2,078)    (2,078)
                                   ----------  ------  ----------  -----------   --------

Balance - September 30, 2010 ....   9,000,000     900       8,100       (2,078)     6,922

  Common shares issued to
   investors for cash at $0.0125
   per share (par value $0.0001)
   on April 18, 2010 ............   3,000,000     300      37,200           --     37,500

Loss for the nine months ended
 June 30, 2011 ..................          --      --          --      (21,680)   (21,680)
                                   ----------  ------  ----------  -----------   --------

Balance - June 30, 2011 .........  12,000,000  $1,200  $   45,300  $   (23,758)  $ 22,742
                                   ==========  ======  ==========  ===========   ========

       The accompanying notes are an integral part of these financial statements.

                                            6

                               First Titan Corp.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (unaudited)

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                                   NINE MONTHS     SEPTEMBER 16,
                                                       ENDED         2010 TO
                                                     JUNE 30,        JUNE 30,
                                                       2011            2011
                                                   ------------   --------------

OPERATING ACTIVITIES

  Net Loss .....................................   $    (21,680)  $     (23,758)

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable .....         (1,400)            600
                                                   ------------   -------------
  Net cash used in operating activities ........        (23,080)        (23,158)
                                                   ------------   -------------

FINANCING ACTIVITIES

  Proceed from issuance of common stock ........         25,000          25,000
  Proceed from loan payable ....................         37,500          46,500
                                                   ------------   -------------
  Net cash provided by financing activities ....         62,500          71,500
                                                   ------------   -------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........         39,420          48,342

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          8,922              --
                                                   ------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $     48,342   $      48,342
                                                   ============   =============


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................   $         --   $          --
                                                   ============   =============
    Income taxes ...............................   $         --   $          --
                                                   ============   =============

   The accompanying notes are an integral part of these financial statements.

                               First Titan Corp.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2011)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

We are a development stage company and were incorporated in the State of Florida on September 16, 2010, as a for-profit company, and an established fiscal year end of September 30. We intend to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. This product intends to be targeted to other manufacturers and FIRST TITAN CORP. will be considered a sub-supplier to these customers.

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

Through June 30, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $23,758. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2010 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the"SEC").

                               First Titan Corp.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2011)

The results of operations for the three-month period ending June 30, 2011 are not necessarily indicative of the results for the full fiscal year ending September 30, 2011.

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2011.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                               First Titan Corp.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2011)

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

Loans Payable
--------------

The Company has received a temporary loan for the purpose of funding operating cash flows. The advance of funds has been made by an unrelated party in the form of a non-interest bearing short-term demand note. There are no repayment or conversion terms.

Recently Issued Accounting Pronouncements
-----------------------------------------

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to June 30, 2011 through the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the nine months of the fiscal year 2011, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On September 23, 2010 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on September 24, 2010, November 11, 2010 and December 17, 2010 with the SEC.

Results of Operations

The Company did not generate any revenue during the three and nine months ended June 30, 2011.

Total expenses the three (3) and nine (9) months ending June 30, 2011 were $17,029 and $21,680, respectively; resulting in an operating loss for the respective periods of $17,429 and $21,680. General and Administrative expenses consisted primarily of filing and other public costs.

Basic net loss per share amounting to $.00 for the three (3) and nine (9) months ending June 30, 2011.

Liquidity and Capital Resources
-------------------------------

At June 30, 2011 we had working capital of $22,742 consisting of cash on hand of $48,342 as compared to working capital of $6,922 at September 30, 2010 and cash of $8,922.

Net cash used in operating activities for the nine months ended June 30, 2011 was $23,080 as compared to $23,158 for the period from inception on September 16, 2010 through June 30, 2011.

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

As of June 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2011.

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

ITEM 6.  EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer

101* XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        First Titan Corp.


August 10, 2011                         BY: /s/ Robert Tatar
                                        --------------------
                                        Robert Tatar
                                        President, Secretary, Treasurer,
                                        Principal Executive Officer,
                                        Principal Financial and Accounting
                                        Officer and Sole Director