Form 10-K
period 2011-09-30
First Titan Corp.
filed 2011-12-29
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 20__, to __________, 20__

Commission File Number

333-170315

First Titan Corp.

(Exact Name of Registrant as Specified in its Charter)

Florida	27-3480481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6846 Tailfeather Way Bradenton, Florida 34204

(Address of Principal Executive Offices)

(941) 807-1025

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:     Common stock $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2011 was $0.

There were 12,000,000 shares of the Registrant’s common stock outstanding as of December 22, 2011.

FIRST TITAN CORP.

FORM 10-K INDEX

FIRST TITAN CORP.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about First Titan Corp. industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

First Titan Corp. (the “Company”, “we”, “us” or “our”) is a development stage company incorporated in the State of Florida on September 16, 2010, as a for-profit company. We have established a fiscal year end of September 30.

We intend to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. This product intends to be targeted to other manufacturers and we will be considered a sub-supplier to these customers.

Our initial plan will be to rent a manufacturing facility to produce these products with anticipated fast turnaround, quality, experienced engineering and quality customer service.

We intend to design and manufacture both flat panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses for our customer’s specific requirements. These will include all instruments relative to engine monitoring at the dash or remote location. These will be supplied with the mating wire harness, for our customer’s easy assembly during the production process.

We intend to target the following marketplaces that currently utilize and require our products such as, Heavy Duty Truck Manufacturers, Marine (Both I/O and Outboard applications), Agriculture (Tractor Builders, Irrigation Pumps, others), Industrial (Generator Sets), Diesel applications, other). We estimate this marketplace should provide us with a large diverse customer base to solicit.

To achieve our goals we intend to obtain the highly regarded ISO 9000 Quality Certification from the start. This will allow us to solicit business from the large Original Equipment Manufacturers (“OEM Manufacturers”), who require this certification before they will purchase product.

Our marketing approach is to engage commissioned only sales representatives who call on these OEM Manufacturers.

On September 16, 2011, we formed a new subsidiary company —First Titan Technical, LLC— to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles. The Company has received funding of $25,000 which will be used to implement the initial phase of our business plan.

First Titan Technical’s primary operations are the sourcing of specialized instrument panels, wiring harnesses and other electronic solutions for the manufacturers of commercial trucks, boats, agricultural generators and other industrial equipment in the multi-billion-dollar automotive market. We expect the new subsidiary to provide a solid financial base from which to pursue potentially lucrative new projects around the globe.

Based upon the above events, the Company is no longer a shell company (as defined in Rule 12b-2 of the Exchange Act) effective September 16, 2011.

We have not generated any revenues to date and our activities have been limited to developing our business plan and beginning to implement that plan. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise an additional $550,000 to implement our business plan over the next 18 months. Our current cash on hand is insufficient to commercialize our products or develop our business strategy.  If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

We have no revenues; have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations.

Business Strategy

We believe that there is a need for the design and manufacturing of industrial panels and wiring harnesses for heavy duty trucks, marine, agriculture and industrial OEM Manufacturers. We intend to develop a small modern facility with the latest technology in machinery and equipment, management and production software, ISO 9001 Certification, trained personnel and a management team to provide the proper service to attract OEM Manufacturers to purchase our products. We believe small is better which will allow us to furnish quick engineering prototype responses and allow changes in a very timely manner. We believe that our engineering experience will surpass our competitors that have longer operating histories, better brand recognition and greater financial resources than we do.

We intend to provide a high level of customer support. We intend to offer quick product lead times in the industry on the highest value solutions available. It is our goal to build an intensive quality program that offers high-value products and the ability to respond quickly and effectively to customer requirements.

We intend to be an ISO 9001 (ISO 9000 is a family of standards for quality management systems. ISO 9000 is maintained by ISO, the International Organization for Standardization and is administered by accreditation and certification bodies) registered company and anticipate performing certification expectations including Comprehensive Safety Analysis (“CSA”). This enforcement initiative scores motor carriers and drivers on seven safety related categories known as the BASICS and results in enforcement action against the worse safety performance), CE (The CE marking certifies that a product has met EU consumer safety, health or environmental requirements) and UL (UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety). We plan to have personnel experienced in managing and executing Production Parts Approval Process (“PPAP programs”) in support of customers’ requirements.

We intend that our quality procedures ensure our products are designed and delivered to meet our customer’s needs and expectations. Our plan is to utilize Solidworks Modeling capabilities to communicate visual design outputs to our customers before production. This anticipated streamlined communication plans to deliver our customers reduced cost and cycle time when producing custom panels.

Our strategy is to have a variety of production tools to meet our customers’ needs. These potential tools include the ERP system (Enterprise Resource Planning is an integrated computer-based system used to manage internal and external resources, materials, and human resources. Its purpose is to facilitate the flow of information between all organization functions) to manage, plan, track and execute each order. We intend that our manufacturing documentation to provide visual representation of how a product will be produced. To ensure that each order meets our customers’ specifications within the deadline, we plan to combine that information with the following tools:

ENCLOSURE PRODUCTION

TURRET PRESS CONTROL SOFTWARE - This program optimizes the production sequence to reduce material usage and cycle time.

PRESS BRAKE AUTOMATION SOFTWARE - This program ensures that the bends are producible and optimizes the sequence for maximum efficiency.

WIRE PROCESSING AND HARNESS PRODUCTION

FULLY AUTOMATED WIRE PROCESSING - For speed of production and quality assurance.

FULLY INTEGRATED TESTING ON ASSEMBLY FIXTURES - To reduce the handling required to fully test every harness build.

PANEL PRODUCTION

CONTROLLED INVENTORY - All high-volume material is planned and managed by Kanban software.

FUNCTIONAL TESTING - We anticipate that every panel build is fully functionally tested before we ship.

PACKAGING - We expect to package all panels in expandable foam to protect the panels from damage and ensure that they are ready to be used from the moment they are delivered.

It is our intended strategy to reduce costs to our customers with continuous product and operational improvements. We intend to utilize a knowledge-based improvement process that focuses our efforts toward maximizing customer value while growing our business. This process intends on drawing on a variety of tools as discussed.

We believe that we can put in place a team of professionals and latest production techniques to provide panels quickly and efficiently to OEM manufacturers freeing up their personnel to focus on its core business.

Currently, we have no agreements and limited funding to execute our intended business plan.

Sales and Marketing Strategy

We intend to employ a salaried Vice President of Marketing and Sales whose responsibility will be to execute the Marketing and Sales Plan.

We anticipate marketing and selling our panel and harness products in the United States by attendance at industry trade shows and intend to enter into sales agency agreements with independent agents, each of whom is granted exclusive rights to market and sell our products in their respective territory. We currently have no such agreements. Our ability to enter into these types of agreements is dependent on our ability to obtain adequate financing to implement the business plan.

Manufacturing

We intend to purchase our raw materials and gauges, etc. where possible from United States manufacturers on a just in time basis. Actual inventory would be held to a minimum. We intend to produce our customized panels and harnesses in a 20,000 sq. ft. facility in Manatee County, Florida. We intend to produce in-house, flat lexan custom cut and etch panels and outsource initially vacuum formed and plastic injected types. Currently, we have no agreements with suppliers.

Market

The total market for customized panels and harnesses for gas and diesel engines (heavy duty truck OEM, marine OEM, tractor OEM, agriculture equipment OEM and other OEM Manufactures is difficult to obtain due to the fact that most customized panels and harnesses appear not to be reported.

The typical Market for the Company is marine (boat builders, engine manufacturers), heavy duty trucks (Mack, etc.), off-road trucks (i.e. fire trucks), agriculture (tractor), generator builders and customers who utilize an engine in their finished product, especially when the engine needs to be monitored via a gauge panel.

COMPETITION

We intend to compete against small companies like ours, as well as large companies that have similar businesses. Additionally, we will be competing with large marketing companies, importers and distributors that will sell products similar to or competitive, with ours. Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do.

There are competitors in this market sector with similar products that may infringe our intended customer base and adversely affect our business.

We have (3) major competitors in this market sector with similar products that may infringe on our intended customer base and affect our business adversely. These companies are well financed.

There are three (3) major competitors in the custom panel and harness industry. Paneltronics (Florida), VDO-Continental Corporation (Germany) with offices in the USA, and FW Murphy (Oklahoma). VDO and FW Murphy are large international corporations and Paneltronics is a family run business.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of September 30, 2011, Robert Federowicz is our sole officer and director. Mr. Federowicz has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

We do not presently have pension, health insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

During the initial implementation of our marketing strategy, we intend to hire independent consultants to develop and execute our business plan.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our statutory registered agent’s office at 6846 Tailfeather Way, Bradenton, Fl 34203. Our telephone number is (941) 807-1025.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “FTTN” in September 2011. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended September 30, 2011	—	—
Quarter ended September 30, 2011	$8.00	$1.25

HOLDERS

As of the date of this filing, there were 22 holders of record of our common stock.

DIVIDENDS

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

COMMON STOCK

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on December 22, 2011, as quoted by OTC Markets Group, Inc., was $1.60. There were 12,000,000 shares of common stock issued and outstanding as of December 22, 2011. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

During the year ended September 30, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our company

We are a development-stage company, incorporated in the State of Florida on September 16, 2010, as a for-profit company, and an established fiscal year of September 30. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

From inception through our current date, September 30, 2011, our business operations have primarily been focused on developing our business plan and the commencement of business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles. We have not generated any revenue from business operations.

Plan of Operations

We do not have adequate funds to satisfy our working capital requirements for the next eighteen months. We will need to raise additional capital to continue our operations. During the coming year, we intend to continue to implement our business and marketing plan. We believe we must raise a total of $587,500 to pay for expenses associated with our development over the next 18 months. $200,000 will be used to finance anticipated activities during Phase One of our development plan as described below and $350,000 will be used to finance anticipated activities during Phase Two of our development plan as described below. As of September 30, 2011, we had cash on hand of $21,942. All anticipated expenses are based on estimates made by our sole Officer and Director based on his prior knowledge of our industry and on his personal research.  These costs may vary considerably based on then current local, state, or national economic conditions.

PHASE ONE

ANTICIPATED MILESTONES

Complete Business & Marketing Plan

Complete Market Research

Complete and Finalize Consultant Team Manufacturing/Production/ISO 9001 Consultant

Complete and Finalize Selection of Vice President of Marketing And Sales Representative Organization

Complete and Finalize Selection of Office Staff and Production/Manufacturing Salaried Personnel

Complete and Finalize Selection of Software for Manufacturing/Production Software for Finance

Complete and Finalize Location Selection of Corporate/Manufacturing Facility

Complete and Finalize Selection of Furniture, Fixtures, Office equipment, computers, Warehouse Shelving and Equipment, Communication lines, etc.

Complete and Finalize Selection of Manufacturing/Production Equipment

Complete and Finalize Selection of Raw Material Inventory

Complete and Finalize Exhibit Selection of National Shows

Complete and Finalize Selection  of Consultants for Marketing and Sales tools (Brochures, Webinar, Show Display Exhibit, Advertising, Public Relations, Promotions, Website Etc.)

Working Capital, Legal, Accounting, Auditing General and Administrative

TOTAL PHASE ONE           0-9 Months          $ 200,000

PHASE TWO

ANTICIPATED MILESTONES

MANUFACTURING/PRODUCTION

Purchase software & computers including Kanban, Solidworks, AutoCAD, Turret Press Control ERP/MRP

Hire ISO 9001 consultant

Lease Corporate/Manufacturing Facility

Purchase Raw Material Inventory

Purchase of Manufacturing/Production Equipment, Wire Processing Machine, Functional Testing Equipment, Packaging Equipment, Press Brake Equipment, Turret Punch Control, Etching Machine, Execute Manufacturing Hourly Employees Hire

MARKETING & SALES

Execute Marketing & Sales Plan, hire Vice President of Marketing and contract with National Sales Representative Organization, Purchase Marketing & Sales Tools, Execute contracts for three national shows, Design and implement website

MANAGEMENT & ADMINISTRATION

Hire Contract Consultant Team

ADDITIONAL WORKING CAPITAL

TOTAL PHASE TWO          10 -18 MONTHS          $ 350,000

TOTAL PHASE ONE & TWO          $587,500

Many of the developments enumerated in Phase 2 are dependent on the completion of objectives in Phase 1. Both Phase 1 and Phase 2 are dependent on us securing additional financing. There can be no assurance that we will be able to secure additional financing. If we are able to raise some, but not all funds required to undertake the developments in Phase 1 and Phase 2, our management will re-examine our proposed business activities to use our resources most efficiently. In this event, we will likely focus on spending available funds on assuring that we retain our reporting status with the SEC and developing our product designs to attract investors. To date, we have not entered into any agreement or arrangement in relation to obtaining financing.

If we are unable to raise additional funds we will not be able to complete any of the milestones in either Phase 1 or Phase 2. Due to the fact that many of the milestones are dependent on each other, if we do not raise any additional capital we will not be able to implement any facets of our business plan.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and director in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

We have not yet begun the development of any of our anticipated products and even if we do secure adequate financing, there can be no assurance that our products will be accepted by the marketplace and that we will be able to generate revenues.

Our management does not plan to hire any employees at this time. Our sole officer and director will be responsible for business plan development. If we develop our products and are in a position to begin sales, marketing and distribution, we intend to hire independent consultants and contract commissionable sales representatives as we deem necessary.

Business Plan Implementation Schedule

We have not generated any revenues to date and have not established business operations. We will be unable to establish operations or otherwise implement our business plan until we are able to secure financing of approximately $550,000. To date we have taken no steps to secure the $550,000 in additional financing that we will need to implement our business plan. Furthermore, there can be no assurance that sufficient financing will be available on suitable terms.

We have not established a schedule for the completion of specific tasks or milestones contained in our business plan.  Virtually all aspects of our business plan are scalable in terms of size, quality, and effectiveness, and the timing of their execution must be concurrent or near concurrent.  For example, we believe that any investment in our infrastructure and equipment requirements must be concurrent or near concurrent with any investment in marketing, inventory or labor. What’s more the scale and quality of our infrastructure, marketing strategies and potential employees may vary according to the financing ultimately available to us and will in turn have a corresponding impact on our capacity to generate revenue.

RESULTS OF OPERATIONS AND GOING CONCERN

We incurred a net loss of $54,105 for the year ended September 30, 2011, and had a working capital deficit of $9,683 as of September 30, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the year ended September 30, 2011 was $52,480.  These conditions create an uncertainty as to our ability to continue as a going concern.

We continue to rely on advances to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must develop the business and marketing plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent refining our business plan.

Results of Operations for the year ended September 30, 2011 compared to the period from inception (September 16, 2010) through September 30, 2010

General and Administrative Expenses

General and administrative expenses increased in the year ended September 30, 2011 as compared to the period from inception (September 16, 2010) through September 30, 2010 from $2,078 to $54,105 primarily due to the limited number of days that the Company was in operation during the period ended September 30, 2010.

Loss from Operations

The increase in our operating loss for the year ended September 30, 2011 as compared to the comparable period of 2010 from $2,078 to $54,105 is due to the increase in general and administrative expenses described above.

Net Income (Loss)

We recognized a net loss of $54,105 for the year ended September 30, 2011 as compared to a loss of $2,078 for the period from inception (September 16, 2010) through September 30, 2010.  The change in net loss is primarily attributable to the change in operating loss described above.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we had yet to generate any revenues from our business operations.

We anticipate needing approximately of $550,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Through September 30, 2011, we have incurred cumulative losses since inception of $56,183. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $9,683.

As of September 30, 2011 we had $21,942 of cash on hand. This amount of cash will be adequate to fund our operations for approximately four months.

As of the date of this filing, the current funds available to the Company will not be sufficient to continue maintaining a reporting status.  Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

To date the Company has been able to fund operations through the sale of stock and by obtaining cash advances. The Company will have to seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets.  Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

Although the Company has adopted a Code of Ethics and Business Conduct, the Company has not yet adopted any of these other corporate governance measures. Since our securities are not yet listed on a national securities exchange, the Company is not required to do so. The Company has not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, the Company may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

INFLATION

The effect of inflation on our revenues and operating results has not been significant.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended September 30, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products will be expensed as incurred.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At September 30, 2010 the Company did not have any potentially dilutive common shares.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3:  Significant Accounting Polices:  Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Financial Statements

First Titan Corp.

(A Development Stage Enterprise)

Consolidated Financial Statements

September 30, 2011

Report of Independent Registered Public Accounting Firm

Peter Messineo, CPA

1982 Otter Way Palm Harbor FL 34685

T 727.421.6268 F 727.674.0511

To the Board of Directors and Shareholders:

First Titan Corp.

I have audited the balance sheet of First Titan Corp. as of September 30, 2011 and 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the year ended September 30, 2011 and for the period September 16, 2010 (date of inception) through September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of First Titan Corp. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended September 30, 2011 and for the period September 16, 2010 (date of inception) through September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

December 27, 2011

First Titan Corp.

(A Development Stage Corporation)

Consolidated Balance Sheets

	September 30,
	2011	2010
Assets
Current assets:
Cash	$21,942	$8,922

Total current assets	21,942	8,922

	$21,942	$8,922

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,625	$2,000
Advances payable	28,000	—

Total current liabilities	31,625	2,000

Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 250,000,000 shares authorized; 12,000,000 and 9,000,000 shares issued and outstanding at September 30, 2011 and 2010, respectively	1,200	900
Additional paid in capital	45,300	8,100
Deficit accumulated during development stage	(56,183)	(2,078)

Total stockholders’ equity (deficit)	(9,683)	6,922

	$21,942	$8,922

The accompanying notes are an integral part of the financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Operations

	Year ended September 30,	Period from September 16, 2010 (date of inception) through September 30,
	2011	2010	2011

OPERATING EXPENSE:
General and administrative	$54,105	$2,078	$56,183

LOSS FROM OPERATIONS	(54,105)	(2,078)	(56,183)

NET LOSS	$(54,105)	$(2,078)	$(56,183)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	10,356,164	9,000,000

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from September 16, 2010 (Date of Inception) through September 30, 2011

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 16, 2010, Date of Inception	0	$0	$0	$0	$0
Issuance of common stock for cash, September 16, 2010, $0.0001 per share	9,000,000	900	8,100	—	9,000
Net loss for the period	—	—	—	(2,078)	(2,078)
Balance, September 30, 2010	9,000,000	$900	$8,100	$(2,078)	$6,922

Issuance of common stock for cash, April 18, 2011, $0.0125 per share	3,000,000	300	37,200	—	37,500
Net loss	—	—	—	(54,105)	(54,105)

Balance, September 30, 2011	12,000,000	$1,200	$45,300	$(56,183)	$(9,683)

The accompanying notes are an integral part of the financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Cash Flows

	Year ended September 30,	Period from September 16, 2010 (date of inception) through September 30,
	2011	2010	2011
Operating activities
Net loss	$(54,105)	$(2,078)	$(56,183)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,625	2,000	3,625
Net cash used by operating activities	(52,480)	(78)	(52,558)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	28,000	—	28,000
Proceeds from issuance of common stock	37,500	9,000	46,500
Net cash provided by financing activities	65,500	9,000	74,500

Net increase in cash	13,020	8,922	21,942

Cash at beginning of period	8,922	—	—

Cash at end of period	$21,942	$8,922	$21,942

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Corporation)

Notes to Consolidated Financial Statements

September 30, 2011

1. BACKGROUND INFORMATION

First Titan Corp. (the “Company”), a Florida corporation, was formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. This product intends to be targeted to other manufacturers and the Company will be considered a sub-supplier to these customers.

The Company was incorporated on September 16, 2010 with our corporate headquarters located in Bradenton, Florida.  The Company’s year-end is September 30.

On September 16, 2011, we formed a new subsidiary company —First Titan Technical, LLC— to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles. The Company has received funding of $25,000 which will be used to implement the initial phase of our business plan.

2. GOING CONCERN

For the year ended September 30, 2011, the Company had a net loss of $54,105 and negative cash flow from operations of $52,480. As of September 30, 2011, the Company has negative working capital of $9,683.  The Company has not emerged from the development stage.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan.  Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations.  There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable.  The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company which will be used to finance the Company’s future growth.  However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

FASB Codification - In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the period ended September 30, 2011.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition - The Company has no current source of revenue, therefore, the Company has not yet adopted any policy regarding the recognition of revenues or related cost of goods.

Advertising Costs - The Company’s policy regarding advertising is to expense advertising costs as incurred.  There have been no advertising costs incurred for the period ended September 30, 2011.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At September 30, 2010, the Company did not have any potentially dilutive common shares.

Financial instruments - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 ” Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On September 16, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 on September 1, 2010. The adoption did not have a material impact on the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company adopted ASU No. 2010-11 on September 1, 2010.  The adoption did not have a material impact on the Company’s financial position, results of operations, because the Company currently holds no derivatives.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company will adopt ASU No. 2010-13 on September 1, 2011.  The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740)-Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the company.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during effective March 1, 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders’ Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company on September 1, 2012. Although the provisions of this update could change the presentation of the financial statements of the Company, no material impact is expected on the Company’s results of operations, financial condition, and cash flows.

Other recent accounting pronouncements issued are not believed by management to have a material impact on the Company’s present or future financial statements.

4. RELATED PARTY TRANSACTIONS

On September 16, 2010, the Company sold 9,000,000 shares of common stock to Robert Tatar, its founder and former sole director, for $0.001 per share.  In August 2011, Mr. Tatar sold the 9,000,000 shares of common stock to Eaton Central America, Inc., a Panama Corporation.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

5. ADVANCES FROM THIRD PARTIES

During the year ended September 30, 2011, the Company received net, non-interest bearing advances from certain third parties totaling $28,000.  The total amount due under these advances as of September 30, 2011 was $28,000.  These advances are not collateralized and are due on demand.

6. INCOME TAXES

There are no current or deferred income tax expense or benefit for the period ended September 30, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	Year ended September 30, 2011	September 16, 2010 (Date of Inception) through September 30, 2010
Tax benefit at U.S. statutory rate	$15,000	$—
Valuation allowance	(15,000)	—
	$—	$—

The Company has net operating loss carryforwards of $55,000 which will begin expiring in 2026.

7. COMMON STOCK

On April 18, 2011, the Company issued 3,000,000 shares of common stock for cash proceeds of $37,500.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

On August 15, 2011, in a private transaction, our prior controlling shareholder, Robert Tatar, sold 9,000,000 shares of common stock, representing a 75% ownership in the Company, to Eaton Central America, Inc., a Panama corporation, for $10,000.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Robert Federowicz 6846 Tailfeather Way Bradenton, FL 34204	42	President; Secretary/Treasurer; Principal Executive Officer; Principal Financial Officer and sole member of the Board of Directors

Mr. Federowicz was appointed as CEO and a member of the Board of Directors on September 13, 2011.

Biographies

Mr. Federowicz brings over twenty years experience as an entrepreneur and executive in the United States and in Poland. In the early 1990s, he served as project manager and government liaison for a small private U.S. energy development company, Hart Associates, Inc., working with the Polish government to facilitate the privatization and modernization of several coal-fired power plants. In 1994, Federowicz moved to the U.S. and continued to be involved in the development of various international power projects with Coastal Power Company, a subsidiary of the Coastal Corporation. In 1999, he was appointed Chief Information Officer for Hart Energy International, where he helped lead the company’s startup and growth efforts before eventually assisting in the company’s multi-million dollar merger with the U.K.-based Commonwealth Development Corp.

From 2005 through 2009, Mr. Federowicz was an owner and operator of a fitness gym in Houston, Texas. During 2010, he served as an account executive for Screentek, Inc., a seller of LCD screen technology for laptop computers. From December 2010 to September 2011, Mr. Federowicz was the Chief Executive Officer of Obscene Jeans Corp., a designer and manufacturer of specialty fashion products. Mr. Federowicz is a graduate of the Warsaw School of Economics in Poland with a BBA in International Trade.

First Titan will rely on his international experience and vision as the company works to expand its business around the globe.

Mr. Federowicz does not have a written employment agreement or other compensatory agreement in place with the Company. He is being paid $10,000 per month for his services to the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Our Board of Directors is comprised of solely of Mr. Federowicz who is involved in our day to day operations.  We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors.  When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11.	EXECUTIVE COMPENSATION

Mr. Federowicz is paid $10,000 per month for his services to the Company. He does not have a written employment agreement with the Company.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the year ended September 30, 2011 and for the period from inception (September 16, 2010) through September 30, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Federowicz, President, CEO, Chairman of the Board	2011 2010	5,000 —	— —	— —	— —	— —	— —	— —	$5,000 $ —
Robert Tatar, Former President, CEO, Chairman of the Board	2011 2010	— —	— —	— —	— —	— —	— —	— —	$ — $ —

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
Robert Tatar	0	0	0	0	0	0	0	0	0
Robert Federowicz	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board. We have no non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of December 22, 2011, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Eaton Central America San Francisco 65 East Street House No 35 Panama City, Panama	9,000,000	75%
Robert Tatar	—	—%
Robert Federowicz	—	—%

All directors and executive officers as a group (1 person)	—	—%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the year ended September 30, 2011, we were billed by our accountants, Peter Messineo, CPA, approximately $3,800 for audit and review fees.

Tax Fees

During the year ended September 30, 2011, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for tax work.

All Other Fees

During the year ended September 30, 2011, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data (2) (3)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Filed or furnished herewith.
(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TITAN CORP.

Dated: December 29, 2011	By:	/s/ Robert Federowicz
Robert Federowicz
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director