Form 10-Q
period 2011-12-31
First Titan Corp.
filed 2012-02-14
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number:  333-170315

FIRST TITAN CORP.

(Exact name of registrant as specified in its charter)

Florida	27-3480481
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

6846 Tailfeather Way
Bradenton, Florida	34204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  941-807-1025

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 12,000,000 shares of Registrant’s $0.0001 par value common stock issued and outstanding as of January 31, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Titan Corp., a Florida corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Titan Corp.

(A Development Stage Corporation)

Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	September 30, 2011

Assets
Current assets:
Cash	$694	$21,942

Total current assets	694	21,942

Total assets	$694	$21,942

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,467	$3,625
Advances payable	69,673	28,000

Total current liabilities	79,140	31,625

Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 250,000,000 shares authorized; 12,000,000 shares issued and outstanding at December 31, 2011 and September 30, 2011	1,200	1,200
Additional paid in capital	45,300	45,300
Deficit accumulated during development stage	(124,946)	(56,183)

Total stockholders’ equity (deficit)	(78,446)	(9,683)

Total liabilities and stockholders’ equity (deficit)	$694	$21,942

The accompanying notes are an integral part of these financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Period from Inception (September 16, 2010) through December 31,
	2011	2010	2011

OPERATING EXPENSE:
General and administrative	$68,763	$2,150	$124,946

LOSS FROM OPERATIONS	(68,763)	(2,150)	(124,946)

NET LOSS	$(68,763)	$(2,150)	$(124,946)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	12,000,000	9,000,000

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from September 16, 2010 (Date of Inception) through December 31, 2011

(Unaudited)

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 16, 2010, Date of Inception	0	$0	$0	$0	$0

Issuance of common stock for cash, September 16, 2010, $0.0001 per share	9,000,000	900	8,100	—	9,000

Net loss for the period	—	—	—	(2,078)	(2,078)

Balance, September 30, 2010	9,000,000	$900	$8,100	$(2,078)	$6,922

Issuance of common stock for cash, April 18, 2011, $0.0125 per share	3,000,000	300	37,200	—	37,500

Net loss	—	—	—	(54,105)	(54,105)

Balance, September 30, 2011	12,000,000	$1,200	$45,300	$(56,183)	$(9,683)

Net loss	—	—	—	(68,763)	(68,763)

Balance, December 31, 2011	12,000,000	$1,200	$45,300	$(124,946)	$(78,446)

The accompanying notes are an integral part of the financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended December 31,		Period from Inception (September 16, 2010) through December 31,
	2011	2010	2011
Operating activities
Net loss	$(68,763)	$(2,150)	$(124,946)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,842	(1,350)	9,467
Net cash used by operating activities	(62,921)	(3,500)	(115,479)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	41,673	—	69,673
Proceeds from issuance of common stock	—	—	46,500
Net cash provided by financing activities	41,673	—	116,173

Net (decrease) increase in cash	(21,248)	(3,500)	694

Cash at beginning of period	21,942	8,922	—

Cash at end of period	$694	$5,422	$694

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

First Titan Corp. (the “Company”), a Florida corporation, was formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company intends to target this product to other manufacturers and as a result, the Company will be considered a sub-supplier to these customers.

The Company was incorporated on September 16, 2010 with our corporate headquarters located in Bradenton, Florida.  The Company’s year-end is September 30.

On September 16, 2011, we formed a new subsidiary company —First Titan Technical, LLC—to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles. The Company has received funding of $25,000 which will be used to implement the initial phase of our business plan.

NOTE 2. GOING CONCERN

For the three months ended December 31, 2011, the Company had a net loss of $$68,763 and negative cash flow from operating activities of $62,921. As of December 31, 2011, the Company has negative working capital of $78,446.  The Company has not emerged from the development stage.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Development Stage Company

The Company is currently in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”.  The Company has not generated any revenue from operations since its inception.

First Titan Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2011

Interim Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the period ended September 30, 2011 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on December 29, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended September 30, 2011, as reported in the Form 10-K filed on December 29, 2011, have been omitted.

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, First Titan Technical, LLC, from the date of its formation. Significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common Shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2011.

Advertising

The Company will expense advertising as incurred. Advertising expense since inception has been $0.00.

First Titan Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2011

Use of Estimates

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

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4. SUBSEQUENT EVENTS

On January 3, 2012, the Company entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). Under the terms of the Participation Agreement, the Company will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. The Company will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. The Company anticipates that its share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. The Company has paid $40,000 of its share of the costs of the well to date. The Company does not have cash on hand in order to fully satisfy its obligations under the Participation Agreement and is currently seeking additional required financing. There is no guarantee that the Company will be able to obtain adequate financing, and the Company currently does not have a firm commitment from a lender to loan additional funds.

On January 19, 2012, the Company entered into a working interest purchase and sale agreement (the “Big Canyon Agreement”) related to 640 acres of land located in Terrell County, Texas (the “Big Canyon Prospect”). According to the terms of the Big Canyon Agreement, the Company will purchase an 82.5% working interest and will receive a 64.35% net royalty interest in the Big Canyon Prospect. The Company will pay $60,000 for the rights under this contract. This amount is payable in weekly installments of $5,000 beginning January 27, 2012. Under the terms of the Big Canyon Agreement, the Company will have the right to drill  one well within six months and a second well within the next six months if the first well is unsuccessful. If either well is successful, the Company must pay a $200 per acre bonus for the entire leased acreage.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

First Titan Corp. is a development stage company and was incorporated in Florida on September 16, 2010. The Company intends to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company intends to target its products to other manufacturers and therefore the Company will be considered a sub-supplier to these customers. The Company has no operations is considered to be in the development stage in accordance with ASC 915.

In September 2011, First Titan Corporation created First Titan Energy, LLC. with the goal of capitalizing on the booming oil and gas industry. It is our intention to maximize shareholder value through mergers and acquisitions, greenfield projects and investments in the development of cutting edge exploration and production technologies.

On January 3, 2012, the Company entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). Under the terms of the Participation Agreement, the Company will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. The Company will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. The Company anticipates that its share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. The Company has paid $40,000 of its share of the costs of the well to date. The Company does not have cash on hand in order to fully satisfy its obligations under the Participation Agreement and is currently seeking additional required financing. There is no guarantee that the Company will be able to obtain adequate financing, and the Company currently does not have a firm commitment from a lender to loan additional funds.

On January 19, 2012, the Company entered into a working interest purchase and sale agreement (the “Big Canyon Agreement”) related to 640 acres of land located in Terrell County, Texas (the “Big Canyon Prospect”). According to the terms of the Big Canyon Agreement, the Company will purchase an 82.5% working interest and will receive a 64.35% net royalty interest in the Big Canyon Prospect. The Company will pay $60,000 for the rights under this contract. This amount is payable in weekly installments of $5,000 beginning January 27, 2012. Under the terms of the Big Canyon Agreement, the Company will have the right to drill a one well within six months and a second well within the next six months if the first well is unsuccessful. If either well is successful, the Company must pay a $200 per acre bonus for the entire leased acreage.

As a result of the Participation Agreement and the Big Canyon Agreement, the Company is expanding its business plan into participation in oil and gas leases. We do not plan on abandoning our original business of manufacturing instrument panels and wiring harnesses; rather, our oil and gas business is intended to be an addition to our original business.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s Form 10-K for the year ended September 30, 2011. Results or interim periods may not be indicative of results for the full year.

We incurred a net loss of $68,763 for the three months ended December 31, 2011, and had a working capital deficit of $78,446 as of December 31, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the three months ended December 31, 2011 was $62,921.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the three months ended December 31, 2011 compared to the three months ended December 31, 2010

General and Administrative Expenses

General and administrative expenses increased in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 from $2,150 to $68,763 primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The increase in our operating loss for the three months ended December 31, 2011 as compared to the comparable period of 2010 from $2,150 to $68,763 is due to the increase in general and administrative expenses described above.

Net Income (Loss)

We recognized a net loss of $68,763 for the three months ended December 31, 2011 as compared to a loss of $2,150 for the three months ended December 31, 2010.  The change in net loss is primarily attributable to the change in operating loss described above.

Liquidity and Capital Resources

As of the date of this filing, we have yet to generate any revenues from our business operations.

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

Through December 31, 2011, we have incurred cumulative losses since inception of $124,446. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $78,446.

As of December 31, 2011, we had $694 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

As of the date of this filing, the current funds available to the Company will not be sufficient to continue maintaining a reporting status.  Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

To date, the Company has been able to fund operations through the sale of stock and by obtaining cash advances. The Company will have to seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

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

The Company has not yet adopted any of these corporate governance measures, and since our securities are not yet listed on a national securities exchange, the Company is not required to do so. The Company has not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, the Company may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. In addition, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in internal controls over financial reporting

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

On January 19, 2012, the Company entered into a working interest purchase and sale agreement (the “Big Canyon Agreement”) related to 640 acres of land located in Terrell County, Texas (the “Big Canyon Prospect”). According to the terms of the Big Canyon Agreement, the Company will purchase an 82.5% working interest and will receive a 64.35% net royalty interest in the Big Canyon Prospect. The Company will pay $60,000 for the rights under this contract. This amount is payable in weekly installments of $5,000 beginning January 27, 2012. Under the terms of the Big Canyon Agreement, the Company will have the right to drill a one well within six months and a second well within the next six months if the first well is unsuccessful. If either well is successful, the Company must pay a $200 per acre bonus for the entire leased acreage.

ITEM 6. EXHIBITS.

10.1	Working Interest Purchase and Sale Agreement

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 *	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TITAN CORP.

February 14, 2012	By:	/s/ Robert Federowicz
Robert Federowicz
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director