Form 10-Q
period 2012-03-31
First Titan Corp.
filed 2012-05-21
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 13,100,000 shares of Registrant’s $0.0001 par value common stock issued and outstanding as of May 17, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Titan Corp., a Florida corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Titan Corp.

(A Development Stage Corporation)

Consolidated Balance Sheets

	March 31, 2012	September 30, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$57,096	$21,942
Total current assets	57,096	21,942

Oil and gas properties	205,764	—

Total assets	$262,860	$21,942

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$20,322	$3,625
Advances payable	423,849	28,000

Total current liabilities	444,171	31,625

Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 250,000,000 shares authorized; 12,000,000 shares issued and outstanding at March 31, 2012 and September 30, 2011	1,200	1,200
Additional paid in capital	45,300	45,300
Deficit accumulated during development stage	(227,811)	(56,183)

Total stockholders’ equity (deficit)	(181,311)	(9,683)

Total liabilities and stockholders’ equity (deficit)	$262,860	$21,942

The accompanying notes are an integral part of these financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Operations

(Unaudited)

	Six months ended March 31,		Three months ended March 31,		Period from Inception (September 16, 2010) through March 31,
	2012	2011	2012	2011	2012

OPERATING EXPENSE:
General and administrative	$171,628	$4,251	$102,865	$2,101	$227,811

LOSS FROM OPERATIONS	(171,628)	(4,251)	(102,865)	(2,101)	(227,811)

NET LOSS	$(171,628)	$(4,251)	$(102,865)	$(2,101)	$(227,811)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	12,000,000	9,000,000	12,000,000	9,000,000

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from September 16, 2010 (Date of Inception) through March 31, 2012

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 16, 2010, Date of Inception	0	$0	$0	$0	$0

Issuance of common stock for cash, September 16, 2010, $0.0001 per share	9,000,000	900	8,100	—	9,000

Net loss for the period (Audited)	—	—	—	(2,078)	(2,078)

Balance, September 30, 2010 (Audited)	9,000,000	$900	$8,100	$(2,078)	$6,922

Issuance of common stock for cash, April 18, 2011, $0.0125 per share	3,000,000	300	37,200	—	37,500

Net loss (Audited)	—	—	—	(54,105)	(54,105)

Balance, September 30, 2011 (Audited)	12,000,000	$1,200	$45,300	$(56,183)	$(9,683)

Net loss (Unaudited)	—	—	—	(171,628)	(171,628)

Balance, March 31, 2012 (Unaudited)	12,000,000	$1,200	$45,300	$(227,811)	$(181,311)

The accompanying notes are an integral part of the financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended March 31,		Period from Inception (September 16, 2010) through March 31,
	2012	2011	2012
Operating activities
Net loss	$(171,628)	$(4,251)	$(227,811)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,697	(1,400)	20,322
Net cash used by operating activities	(154,931)	(5,651)	(207,489)

Investing activities
Investment in oil and gas properties	(205,764)	—	(205,764)
Net cash used by investing activities	(205,764)	—	(205,764)

Financing activities
Proceeds from advances	395,849	—	423,849
Proceeds from issuance of common stock	—	—	46,500
Net cash provided by financing activities	395,849	—	470,349

Net (decrease) increase in cash	35,154	(5,651)	57,096

Cash at beginning of period	21,942	8,922	—

Cash at end of period	$57,096	$3,271	$57,096

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

NOTE 2. GOING CONCERN

For the six months ended March 31, 2012, the Company had a net loss of $171,628 and negative cash flow from operating activities of $154,931. As of March 31, 2012, the Company has negative working capital of $387,075.  The Company has not emerged from the development stage.

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

March 31, 2012

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2012.

First Titan Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

NOTE 4. OIL AND GAS PROPERTIES

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

We incurred a net loss of $171,628 for the six months ended March 31, 2012, and had a working capital deficit of $387,075 as of March 31, 2012.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the six months ended March 31, 2012 was $154,931.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the six months ended March 31, 2012 compared to the six months ended March 31, 2011

General and Administrative Expenses

General and administrative expenses increased in the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 from $4,251 to $171,628 primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The increase in our operating loss for the six months ended March 31, 2012 as compared to the comparable period of 2011 from $4,251 to $171,628 is due to the increase in general and administrative expenses described above.

Net Income (Loss)

We recognized a net loss of $171,628 for the six months ended March 31, 2012 as compared to a loss of $4,251 for the six months ended March 31, 2011.  The change in net loss is primarily attributable to the change in operating loss described above.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

General and Administrative Expenses

General and administrative expenses increased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 from $2,101 to $102,865 primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The increase in our operating loss for the three months ended March 31, 2012 as compared to the comparable period of 2010 from $2,101 to $102,865 is due to the increase in general and administrative expenses described above.

Net Income (Loss)

We recognized a net loss of $102,865 for the three months ended March 31, 2012 as compared to a loss of $2,101 for the three months ended March 31, 2011.  The change in net loss is primarily attributable to the change in operating loss described above.

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

Through March 31, 2012, we have incurred cumulative losses since inception of $227,811. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $387,075.

As of March 31, 2012, we had $57,096 of cash on hand. This amount of cash will be adequate to fund our operations for less than three months.

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

As of March 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

ITEM 6. EXHIBITS.

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)

3.2	Bylaws (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)

10.1	Working Interest Purchase and Sale Agreement (incorporated by reference to Form 10-Q for the quarter ended December 31, 2011 filed on February 14, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 *	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TITAN CORP.

May 21, 2012	By:	/s/ Robert Federowicz
Robert Federowicz
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director