Form 10-Q
period 2012-06-30
First Titan Corp.
filed 2012-08-14
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 13,700,000 shares of Registrant’s $0.0001 par value common stock issued and outstanding as of July 31, 2012.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Titan Corp.

(A Development Stage Corporation)

Consolidated Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,142	$21,942
Total current assets	2,142	21,942

Oil and gas properties	280,764	—

Total assets	$282,906	$21,942

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$26,510	$3,625
Advances payable	524,924	28,000

Total current liabilities	551,434	31,625

Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 250,000,000 shares authorized; 13,700,000 and 12,000,000 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	1,370	1,200
Additional paid in capital	680,130	45,300
Deficit accumulated during development stage	(950,028)	(56,183)

Total stockholders’ equity (deficit)	(268,528)	(9,683)

Total liabilities and stockholders’ equity (deficit)	$282,906	$21,942

The accompanying notes are an integral part of these financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Operations

(Unaudited)

	Nine months ended June 30,		Three months ended June 30,		Period from Inception (September 16, 2010) through June 30,
	2012	2011	2012	2011	2012

OPERATING EXPENSE:
General and administrative	$893,845	$21,680	$722,217	$17,429	$950,028

LOSS FROM OPERATIONS	(893,845)	(21,680)	(722,217)	(17,429)	(950,028)

NET LOSS	$(893,845)	$(21,680)	$(722,217)	$(17,429)	$(950,028)

Net loss per common share - basic and fully diluted	$(0.07)	$(0.00)	$(0.06)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	12,321,898	9,770,428	12,969,231	11,152,174

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from September 16, 2010 (Date of Inception) through June 30, 2012

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 16, 2010, Date of Inception	0	$0	$0	$0	$0

Issuance of common stock for cash, September 16, 2010, $0.0001 per share	9,000,000	900	8,100	—	9,000

Net loss for the period (Audited)	—	—	—	(2,078)	(2,078)

Balance, September 30, 2010 (Audited)	9,000,000	$900	$8,100	$(2,078)	$6,922

Issuance of common stock for cash, April 18, 2011, $0.0125 per share	3,000,000	300	37,200	—	37,500

Net loss (Audited)	—	—	—	(54,105)	(54,105)

Balance, September 30, 2011 (Audited)	12,000,000	$1,200	$45,300	$(56,183)	$(9,683)

Issuance of common stock for services	1,700,000	170	634,830	—	635,000

Net loss (Unaudited)	—	—	—	(893,845)	(893,845)

Balance, June 30, 2012 (Unaudited)	13,700,000	$1,370	$680,130	$(950,028)	$(268,528)

The accompanying notes are an integral part of the financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended June 30,		Period from Inception (September 16, 2010) through June 30,
	2012	2011	2012

Operating activities
Net loss	$(893,845)	$(21,680)	$(950,028)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	635,000	—	635,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	22,885	(1,400)	26,510
Net cash used by operating activities	(235,960)	(23,080)	(288,518)

Investing activities
Investment in oil and gas properties	(280,764)	—	(280,764)
Net cash used by investing activities	(280,764)	—	(280,764)

Financing activities
Proceeds from advances	496,924	37,500	524,924
Proceeds from issuance of common stock	—	25,000	46,500
Net cash provided by financing activities	496,925	62,500	571,424

Net (decrease) increase in cash	(19,800)	39,420	2,142

Cash at beginning of period	21,942	8,922	—

Cash at end of period	$2,142	$48,342	$2,142

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

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

NOTE 2. GOING CONCERN

For the nine months ended June 30, 2012, the Company had a net loss of $893,845 and negative cash flow from operating activities of $235,960. As of June 30, 2012, the Company has negative working capital of $549,292.  The Company has not emerged from the development stage.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2012.

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

NOTE 5. STOCKHOLDERS’ EQUITY

On April 31, 2012, the Company issued 500,000 shares of common stock to a third party for services. The shares were valued at $215,000 based on the closing market price of the stock on the date of issuance.

On May 9, 2012, the Company issued 600,000 shares of common stock to a third party for services. The shares were valued at $288,000 based on the closing market price of the stock on the date of issuance.

On May 31, 2012, the Company issued 600,000 shares of common stock to a third party for services. The shares were valued at $132,000 based on the closing market price of the stock on the date of issuance.

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

We incurred a net loss of $893,845 for the nine months ended June 30, 2012, and had a working capital deficit of $549,292 as of June 30, 2012.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the nine months ended June 30, 2012 was $235,960.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011

General and Administrative Expenses

General and administrative expenses increased in the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 from $21,680 to $893,845. General and administrative expenses for the nine months ended June 30, 2012 include expenses for stock issued for services in the amount of $635,000. Excluding this expense, general and administrative expense for the nine months ended June 30, 2012 would have been $258,845. The increase in general and administrative expense was primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The increase in our operating loss for the nine months ended June 30, 2012 as compared to the comparable period of 2011 from $4,251 to $893,845 is due to the increase in general and administrative expenses described above.

Net Income (Loss)

We recognized a net loss of $893,845 for the nine months ended June 30, 2012 as compared to a loss of $21,680 for the nine months ended June 30, 2011.  The change in net loss is primarily attributable to the change in operating loss described above.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

General and Administrative Expenses

General and administrative expenses increased in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 from $17,429 to $722,217. General and administrative expenses for the three months ended June 30, 2012 include expenses for stock issued for services in the amount of $635,000. Excluding this expense, general and administrative expense for the three months ended June 30, 2012 would have been $87,217. The increase in general and administrative expense was primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The increase in our operating loss for the three months ended June 30, 2012 as compared to the comparable period of 2011 from $17,429 to $722,217 is due to the increase in general and administrative expenses described above.

Net Income (Loss)

We recognized a net loss of $722,217 for the three months ended June 30, 2012 as compared to a loss of $17,429 for the three months ended June 30, 2011.  The change in net loss is primarily attributable to the change in operating loss described above.

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

Through June 30, 2012, we have incurred cumulative losses since inception of $950,028. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $549,292.

As of June 30, 2012, we had $2,142 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

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

As of June 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2012.

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

Not applicable.

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

* To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TITAN CORP.

August 14, 2012	By:	/s/ Robert Federowicz
Robert Federowicz
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director