Form 10-Q/A
period 2012-06-30
First Titan Corp.
filed 2012-09-20
CIK 1502152

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

Additionally, we corrected a typographical error in NOTE 5. STOCKHOLDERS’ EQUITY on page 9. The date in the first paragraph has been corrected from “April 31, 2012” to “April 30, 2012.”

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

NOTE 5. STOCKHOLDERS’ EQUITY

On April 30, 2012 , the Company issued 500,000 shares of common stock to a third party for services. The shares were valued at $215,000 based on the closing market price of the stock on the date of issuance.

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

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TITAN CORP.

September 19, 2012	By:	/s/ Robert Federowicz
Robert Federowicz
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director