Form 10-K/A
period 2011-09-30
First Titan Corp.
filed 2012-10-22
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the annual period ended September 30, 2011 (“Form 10-K”) is to provide management’s conclusion regarding the effectiveness of disclosure controls and procedures as of the end of the period covered by the Form 10-K as required by Item 307 of Regulation S-K. These additional disclosures are included in Item 9 of this Form 10-K.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Annual  Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside contractor to perform certain crucial accounting and financial reporting activities. However, the Company will be unable to remediate this weakness until it has received additional funding to hire additional administrative personnel.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data (3) (4)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Filed herewith
(3)	Previously filed or furnished.
(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TITAN CORP.

Dated: October 22, 2012	By:	/s/ Robert Federowicz
Robert Federowicz
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director