Form 10-Q/A
period 2011-12-31
First Titan Corp.
filed 2012-12-07
CIK 1502152

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (“Form 10-Q”) is to correct our disclosures in Item 4. Controls and Procedures. We incorrectly provided management’s report on internal control over financial reporting. We have corrected the disclosure to include management’s assessment of disclosure controls and procedures as required by Item 307 of Regulation S-K.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 6. EXHIBITS.

10.1	Working Interest Purchase and Sale Agreement (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 *	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

(1) Incorporated by reference to the Form 10-Q for the quarterly period ended December 31, 2011 filed on February 14, 2012.

*   Previously submitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TITAN CORP.

December 6, 2012	By:	/s/ Robert Federowicz
Robert Federowicz
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director