Form 10-Q/A
period 2012-06-30
First Titan Corp.
filed 2012-12-07
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”) is to correct our disclosures in Item 4. Controls and Procedures. We incorrectly provided management’s report on internal control over financial reporting. We have corrected the disclosure to include management’s assessment of disclosure controls and procedures as required by Item 307 of Regulation S-K.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

NOTE 5. STOCKHOLDERS’ EQUITY

On April 30, 2012, the Company issued 500,000 shares of common stock to a third party for services. The shares were valued at $215,000 based on the closing market price of the stock on the date of issuance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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