Form 10-K
period 2012-09-30
First Titan Corp.
filed 2013-01-15
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 20__, to __________, 20__

Commission File Number:  333-170315

First Titan Corp.

(Exact Name of Registrant as Specified in its Charter)

Florida	27-3480481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

495 Grand Boulevard, Suite 206, Miramar Beach, FL 32550

(Address of Principal Executive Offices)

(850) 269-7267

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.0001 par value common stock	Over the Counter Bulletin Board

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2012 was $1,620,000.

There were 6,796,415 shares of the Registrant’s $0.0001 par value common stock outstanding as of January 9, 2013.

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

OVERVIEW

First Titan Corp. is a development stage company and was incorporated in Florida on September 16, 2010. The Company intended to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company is considered to be in the development stage in accordance with ASC 915.

We intend to invest in oil and gas properties, greenfield projects and in the development of cutting edge exploration and production technologies.

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

On September 16, 2011, we formed a new subsidiary company —First Titan Technical, LLC—to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles. The Company has received funding of $25,000 which was used to implement the initial phase of our business plan.

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

We have not generated any revenues to date and our activities have been limited to developing our business plan and beginning to implement that plan. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise an additional $500,000 to implement our business plan over the next 18 months. Our current cash on hand is insufficient to fully realize our oil and gas investments or develop our business strategy.  If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

We have no revenues; have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations.

Business Strategy

We invest in oil and gas properties in Oklahoma, Louisiana and Alabama.

Alabama – We have a one percent working interest in one well in Little Cedar Creek Field in Alabama. This well was drilled during the fiscal year ended September 30, 2012 and we expect to begin receiving revenue during the coming fiscal year ending September 30, 2013. This well is located in the Little Cedar Field, Alabama’s largest producing oil field.

Louisiana – The South Lake Charles Prospect is located seven miles south of the city of Lake Charles, Louisiana. It is a middle Oligocene age geo-pressured prospect located in the middle and lower hackberry sands. We plan to participate in the drilling of a 15,300 foot high geo-pressure land well.

During October 2012, we acquired a working interest in the Lake Boeuf Field in Southeast Louisiana. The field covers 300 acres in Lafourche Parish. The prospect is a 12,025 foot directional well and will be drilled utilizing a land rig. The trap is structural closure bounded by two faults which form a wedge shaped block. Approximately 50 feet of structural advantage should be gained over the downdip wells. The well is expected to be spudded during the first half of fiscal 2013.

Oklahoma – We have an agreement with Green Oil Operating LLC to explore the infield development of oil and gas resources in Oklahoma. The current prospect is a reentry well project next to a well in production in the Wapanucka Sand/Lime on a large up-thrown fault block. The proposed well will be re-worked and drilled to the target depth of 4,500 feet through the Calvin Sand as well as testing multiple target zones down hole.

Sales and Marketing Strategy

We plan to sell our oil and gas production to oil and gas marketers in the areas where our wells are located.

COMPETITION

There is significant competition in the oil and gas industry. There are many small producers who are participating in exploration in the same areas where we are participating in wells.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of September 30, 2012, we have no employees other than Robert Federowicz, our sole officer and director. Robert Federowicz resigned on January 1, 2013.  On the same date, Harvey Bryant became our sole officer and director. We do not have an employment agreement with Mr. Bryant. Mr. Bryant has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

We do not presently have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

During the initial implementation of our marketing strategy, we intend to hire independent consultants to develop and execute our business plan.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our statutory registered agent’s office at 495 Grand Boulevard, Suite 206, Miramar Beach, Fl 32550. Our telephone number is (850) 269-7267.

ITEM 3 .	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “FTTN” in September 2011.  The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.   There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended September 30, 2011
Quarter ended September 30, 2011	$160.00	$25.00

Fiscal Year Ended September 30, 2012
Quarter ended December 31, 2011	$160.00	$15.00
Quarter ended March 31, 2012	$56.00	$10.00
Quarter ended June 30, 2012	$11.00	$2.00
Quarter ended September 30, 2012	$7.50	$2.05

HOLDERS

As of the date of this filing, there were 4 holders of record of our common stock.

DIVIDENDS

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

COMMON STOCK

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on January 8, 2013, as quoted by the OTC, was $0.69.  There were 6,796,415 shares of common stock issued and outstanding as of January 8, 2013. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

On August 17, 2012, the Company effected a one-for-20 reverse stock split.

During the year ended September 30, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof, except as discussed above.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2012.

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

From inception through our current date, September 30, 2012, our business operations have primarily been focused on developing our business plan and the commencement of business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles. We have not generated any revenue from business operations.

Plan of Operations

We do not have adequate funds to satisfy our working capital requirements for the next eighteen months. We will need to raise additional capital to continue our operations. During the coming year, we intend to continue to implement our business and marketing plan. We believe we must raise a total of approximately $500,000 to pay the anticipated expenses of developing additional wells and prospects. As of September 30, 2012, we had cash on hand of $1,359. All anticipated expenses are based on estimates made by our sole Officer and Director based on his prior knowledge of our industry and on his personal research.  These costs may vary considerably based on then current local, state, or national economic conditions.

Business Plan Implementation Schedule

We have not generated any revenues to date and have not established business operations. We will be unable to establish operations or otherwise implement our business plan until we are able to secure financing of approximately $500,000. To date we have taken no steps to secure the $500,000 in additional financing that we will need to implement our business plan. Furthermore, there can be no assurance that sufficient financing will be available on suitable terms. We presently intend to take the following steps to identify sources of financing for our business.

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

RESULTS OF OPERATIONS AND GOING CONCERN

We incurred a net loss of $1,088,830 for the year ended September 30, 2012, and had a working capital deficit of $356,259 as of September 30, 2012.  We do not anticipate having positive net income in the immediate future.  Net cash used by operating activities for the year ended September 30, 2012 was $285,023.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the year ended September 30, 2012 compared to the year ended September 30, 2012

General and Administrative Expenses

General and administrative expenses increased in the year ended September 30, 2012 as compared to the year ended September 30, 2011 from $54,105 to $944,966 primarily due to non-cash expense related to stock issued for services in the amount of $635,000 and the increased level of operations of the Company.

Loss from Operations

The increase in our operating loss for the year ended September 30, 2012 as compared to the comparable period of 2011 from $54,105 to $944,966 is due to the increase in general and administrative expenses described above.

Interest Expense

We incurred interest expense in the amount of $143,864 for the year ended September 30, 2012. No interest expense was incurred during the year ended September 30, 2011. Interest expense for the year ended September 30, 2012 consisted of amortization of discounts on convertible notes payable in the amount of $133,744 and accrued interest payable of $10,120.

Net Income (Loss)

We recognized a net loss of $1,088,830 for the year ended September 30, 2012 as compared to a loss of $54,105 for the year ended September 30, 2011.  The change in net loss is attributable to the increase in general and administrative expense and interest expense described above.

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

Through September 30, 2012, we have incurred cumulative losses since inception of $1,145,013. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $356,259.

As of September 30, 2012 we had $21,942 of cash on hand. This amount of cash will be adequate to fund our operations for approximately four months.

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

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended September 30, 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

First Titan Corp.

(A Development Stage Enterprise)

Consolidated Financial Statements

September 30, 2012

The accompanying financial statements have not been audited by our independent registered public accounting firm.

First Titan Corp.

(A Development Stage Corporation)

Consolidated Balance Sheets

(Unaudited)

	September 30,
	2012	2011

Assets
Current assets:
Cash	$1,359	$21,942

Total current assets	1,359	21,942

Oil properties, unproved – full cost method of accounting	280,764	—

	$282,123	$21,942

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$28,568	$3,625
Advances payable	329,050	28,000

Total current liabilities	357,618	31,625

Stockholders’ deficit:
Common stock; $0.0001 par value; 250,000,000 shares authorized; 5,646,415 and 600,000 shares issued and outstanding at September 30, 2012 and 2011, respectively	565	60
Additional paid in capital	1,038,314	46,440
Deficit accumulated during development stage	(1,145,013)	(56,183)

Total stockholders’ deficit	(106,134)	(9,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$282,123	$21,942

The accompanying notes are an integral part of the financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Operations

(Unaudited)

	Year ended September 30,		Period from September 16, 2011 (date of inception) through September 30,
	2012	2011	2012

OPERATING EXPENSE:
General and administrative	$944,966	$54,105	$1,001,149

LOSS FROM OPERATIONS	(944,966)	(54,105)	(1,001,149)

Other income (expense)
Interest expense	(143,864)	—	(143,864)

NET LOSS	$(1,088,830)	$(54,105)	$(1,145,013)

Net loss per common share - basic and fully diluted	$(1.16)	$(0.10)

Weighted average number of common shares outstanding - basic and fully diluted	935,640	517,808

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from September 16, 2010 (Date of Inception) through September 30, 2012

(Unaudited)

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 16, 2010, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock for cash, September 16, 2010	450,000	45	8,955	—	9,000
Net loss for the period	—	—	—	(2,078)	(2,078)

Balance, September 30, 2010	450,000	$45	$8,955	$(2,078)	$6,922

Issuance of common stock for cash, April 18, 2011, $0.0125 per share	150,000	15	37,485	—	37,500
Net loss	—	—	—	(54,105)	(54,105)

Balance, September 30, 2011	600,000	$60	$46,440	$(56,183)	$(9,683)

Rounding shares issued as a result of reverse split	165	—	—	—	—
Issuance of common stock for:
- Services	85,000	9	634,991	—	635,000
- Conversion of debt	4,961,250	496	112,729	—	113,225
Discount on convertible notes payable	—	—	244,154	—	244,154
Net loss	—	—	—	(1,088,830)	(1,088,830)

Balance, September 30, 2012	5,646,415	$565	$1,038,314	$(1,145,013)	$(106,134)

On August 17, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of the financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Year ended September 30,		Period from September 16, 2010 (date of inception) through September 30,
	2012	2011	2012

Operating activities
Net loss	$(1,088,830)	$(54,105)	$(1,145,013)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	635,000	—	635,000
Amortization of discount on convertible notes payable	133,744	—	133,744
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	35,063	1,625	38,688
Net cash used by operating activities	(285,023)	(52,480)	(337,581)

Investing activities
Investment in oil and gas properties	(280,764)	—	(280,764)
Net cash used by investing activities	(280,764)	—	(280,764)

Financing activities
Proceeds from advances	545,204	37,500	573,204
Proceeds from issuance of common stock	—	28,000	46,500
Net cash provided by financing activities	545,204	65,500	619,704

Net (decrease) increase in cash	(20,583)	13,020	1,359

Cash at beginning of period	21,942	8,922	—

Cash at end of period	$1,359	$21,942	$1,359

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Noncash investing and financing transactions
Stock issued for conversion of notes payable	$113,225	$—	$113,225
Advances refinanced into convertible notes payable	$244,154	$—	$244,154

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Corporation)

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

The accompanying financial statements have not been audited by our independent registered public accounting firm.

The Company was incorporated on September 16, 2010 with our corporate headquarters located in Bradenton, Florida.  The Company’s year-end is September 30.

On September 16, 2011, First Titan Corporation created First Titan Energy, LLC for the purpose of investing in oil and gas properties, greenfield projects and in the development of cutting edge exploration and production technologies.

On September 16, 2011, we formed a new subsidiary company —First Titan Technical, LLC—to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles. The Company has received funding of $25,000 which will be used to implement the initial phase of our business plan.

2. GOING CONCERN

For the year ended September 30, 2012, the Company had a net loss of $1,088,830 and negative cash flow from operations of $285,023. As of September 30, 2012, the Company has negative working capital of $356,259.  The Company has not emerged from the development stage.

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

Oil Properties

The Company follows the full cost method of accounting for its oil properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Depletion of capitalized oil properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves.  Net capitalized costs of oil properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of September 30, 2012, the Company has oil properties in the amount of $280,764 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.  The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil properties balance as of September 30, 2012 is expected to be added to amortization during the year ending September 30, 2013. The table below sets forth the cost of unproved properties excluded from the amortization base as of September 30, 2012 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2010	2011	2012	Total
Acquisition costs	$—	$—	$280,764	$280,764
Development costs	—	—	—	—
Exploration costs	—	—	—	—
Total	$—	$—	$280,764	$280,764

As discussed in Note 6, asset retirement costs are recognized when the asset is placed in service, and are included in the amortization base and amortized over proved reserves using the units of production method. Asset retirement costs are estimated by management using existing regulatory requirements and anticipated future inflation rates.

Common stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue Recognition

Sales of crude oil are recognized when the delivery to the purchaser has occurred and title has been transferred. This occurs when oil has been delivered to a pipeline or a tank lifting has occurred. Crude oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location.

Research and development expenses

Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the year ended September 30, 2012.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs as incurred.  There have been no advertising costs incurred for the period ended September 30, 2012.

Income Taxes

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At September 30, 2012 and 2011, the Company did not have any potentially dilutive common shares.

Financial instruments

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On September 16, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company adopted ASU No. 2010-13 on September 1, 2012.  The adoption did not have a material impact on the financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company adopted ASU No. 2011-04 on March 1, 2012. The adoption did not have a material impact on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders’ Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company on October 1, 2012. Although the provisions of this update could change the presentation of the financial statements of the Company, no material impact is expected on the Company’s results of operations, financial condition, and cash flows.

Other recent accounting pronouncements issued are not believed by management to have a material impact on the Company’s present or future financial statements.

4. OIL PROPERTIES

On January 3, 2012, the Company entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). Under the terms of the Participation Agreement, the Company will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. The Company will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. The Company anticipates that its share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. The Company has paid $143,264 of its share of the costs of the well to date. The Company does not have cash on hand in order to fully satisfy its obligations under the Participation Agreement and is currently seeking additional required financing. There is no guarantee that the Company will be able to obtain adequate financing, and the Company currently does not have a firm commitment from a lender to loan additional funds.

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

5. RELATED PARTY TRANSACTIONS

On September 16, 2010, the Company sold 450,000 shares of common stock to Robert Tatar, its founder and former sole director, for $0.02 per share.  In October 2011, Mr. Tatar sold the 450,000 shares of common stock to Eaton Central America, Inc., a Panama Corporation, which is not related to Mr. Tatar.

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

6. ASSET RETIREMENT OBLIGATION

ASC 410-20, Asset Retirement and Environmental Obligations, requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil property accounts.

The following table reflects the changes in the ARO during year ended September 30, 2012:

Amount
Asset retirement obligation - beginning of year	$—
Current year revision to previous estimates	—
Current year accretion	—
Asset retirement obligation - end of year	$—

7. ADVANCES FROM THIRD PARTIES

During the year ended September 30, 2012, the Company received net, non-interest bearing advances from certain third parties totaling $545,204.  The total amount due under these advances as of September 30, 2012 was $329,050.  These advances are not collateralized and are due on demand.

8. CONVERTIBLE NOTES PAYABLE

On January 31, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $130,929 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on March 31, 2014.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.04 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $130,929 on January 31, 2012. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

On March 1, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $28,000 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2014.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.04 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $28,000 on March 1, 2012. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

On August 31, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $85,225 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2013.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.02 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $85,225 on August 31, 2012. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the three notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

On September 7, 2012, the holder of the Convertible Note Payable in the principal amount of $85,225 elected to convert the entire principal into 4,261,250 shares of common stock. On that date, the unamortized discount related to this principal was $85,225. The unamortized discount was immediately amortized to interest expense upon conversion.

On September 12, 2012, the holders of the Convertible Note Payable dated March 1, 2012 elected to convert the entire principal in the amount of $28,000 into 700,000 shares of common stock. On that date, the unamortized discount related to this principal was $23,727. The unamortized discount was immediately amortized to interest expense upon conversion.

The Company accrued interest in the amount of $10,120 during the year ended September 30, 2012. This amount was unpaid as of September 30, 2012 and is included in convertible notes payable as of that date. During the year ended September 30, 2012, discount on convertible notes payable in the amount of $133,744 was amortized to interest expense.

9. INCOME TAXES

There are no current or deferred income tax expense or benefit for the period ended September 30, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	Year ended September 30,
	2012	2011
Tax benefit at U.S. statutory rate	$89,600	$15,000
Valuation allowance	(89,600)	(15,000)
	$—	$—

The Company has net operating loss carryforwards of $375,000 which will begin expiring in 2026.

10. COMMON STOCK

On September 16, 2010, the Company sold 450,000 shares of common stock to Robert Tatar, its founder and former sole director, for $0.02 per share.

On April 18, 2011, the Company issued 150,000 shares of common stock for cash proceeds of $37,500.

On April 31, 2012, the Company issued 25,000 shares of common stock to a third party for services. The shares were valued at $215,000 based on the closing market price of the stock on the date of issuance.

On May 9, 2012, the Company issued 30,000 shares of common stock to a third party for services. The shares were valued at $288,000 based on the closing market price of the stock on the date of issuance.

On May 31, 2012, the Company issued 30,000 shares of common stock to a third party for services. The shares were valued at $132,000 based on the closing market price of the stock on the date of issuance.

On August 17, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split.

On September 7, 2012, the Company issued 4,261,250 shares of common stock to Eaton Central America, Inc. for conversion of a note payable.

On September 12, 2012, the Company issued 700,000 shares of common stock for conversion of a note payable.

11. SUBSEQUENT EVENTS

On November 30, 2012, the holders of the Convertible Note Payable dated January 31, 2012 elected to convert principal in the amount of $22,000 into 550,000 shares of common stock. On that date, the unamortized discount related to this principal was $18,262. The unamortized discount was immediately amortized to interest expense upon conversion.

On January 7, 2013, the holders of the Convertible Note Payable dated January 31, 2012 elected to convert principal in the amount of $24,000 into 600,000 shares of common stock. On that date, the unamortized discount related to this principal was $19,086. The unamortized discount was immediately amortized to interest expense upon conversion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.

As of September 30, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Harvey Bryant 495 Grand Boulevard, Suite 206 Miramar Beach, FL 32550	63	President; Secretary/Treasurer; Principal Executive Officer; Principal Financial Officer and sole member of the Board of Directors

Mr. Bryant was appointed as CEO and a member of the Board of Directors on January 1, 2013.

Biographies

Mr. Bryant brings nearly four decades of energy industry experience to First Titan. For more than a decade, he handled oil and gas investments for the Oklahoma-based investment banking firm Anderson, Bryant and Company and helped found the National Investment Banking Association (NIBA).

From 2005 until 2011, Mr. Bryant served as president and chief executive officer of Bedford Energy, Inc.  He continues to serve as a member of the board of directors.  From 2010 until 2011, Mr. Bryant served as president of CanTex Energy Inc. He continues to serve as a member of the board of directors. During 2012 through the present, Mr. Bryant was owner of Bryant Investment Company.

Mr. Bryant does not have a written employment agreement or other compensatory agreement in place with the Company. He is being paid $10,000 per month for his services to the Company.

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

Our Board of Directors is comprised of solely of Mr. Bryant who is involved in our day to day operations.  We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors.  When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

Mr. Bryant is paid $10,000 per month for his services to the Company. He does not have a written employment agreement with the Company.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended September 30, 2012 and 2011 and for the period from inception (September 16, 2010) through September 30, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non—Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Harvey Bryant, President, CEO and Chairman of the Board	2012	—	—	—	—	—	—	—	$ —
Robert Federowicz, Former President, CEO, Chairman of the Board	2012 2011 2010	120,000 5,000 —	— — —	— — —	— — —	— — —	— — —	— — —	$ — $ 5,000 $ —
Robert Tatar, Former President, CEO, Chairman of the Board	2012 2011 2010	— — —	— — —	— — —	— — —	— — —	— — —	— — —	$ — $ — $ —

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
Robert Tatar	0	0	0	0	0	0	0	0	0
Robert Federowicz	0	0	0	0	0	0	0	0	0
Harvey Bryant	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board. We have no non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth certain information as of January 10, 2013, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Eaton Central America San Francisco 65 East Street House No 35 Panama City, Panama	4,711,250	69%
Robert Tatar	—	—%
Robert Federowicz	—	—%
Harvey Bryant	—	—%

All directors and executive officers as a group (1 person)	—	—%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the year ended September 30, 2012, we were billed by our accountants, Peter Messineo, CPA, approximately $4,100 for audit and review fees.

Tax Fees

During the year ended September 30, 2012, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for tax work.

All Other Fees

During the year ended September 30, 2012, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for other work.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)
101	XBRL Interactive Data (3)

______________

(1)	Incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Filed or furnished herewith.
(3)	To be submitted by amendment in accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TITAN CORP.

Dated: January 15, 2013	By:	/s/ Harvey Bryant
Harvey Bryant
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director