Form 10-K/A
period 2012-09-30
First Titan Corp.
filed 2013-02-07
CIK 1502152

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

There were 6,496,415 shares of the Registrant’s $0.0001 par value common stock outstanding as of January 9, 2013.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the annual period ended September 30, 2012 (“Form 10-K”) is to include the report of independent registered public accounting firm and the unaudited supplemental oil and gas disclosures.

The financial statements as of and for the year ended September 30, 2012 have been restated to recognize imputed interest expense on non-interest bearing advances, to recognize asset retirement obligation related to a drilled oil well and to properly show proved versus unproved oil and gas property. In addition, due to a typographical error, long-term liabilities including convertible notes payable and accrued interest payable had been omitted from the balance sheet as originally filed. These items are included on the restated balance sheet.

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

In September 2011, First Titan Corporation created First Titan Energy, LLC with the goal of capitalizing on the booming oil and gas industry. It is our intention to maximize shareholder value through mergers and acquisitions, greenfield projects and investments in the development of cutting edge exploration and production technologies.

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

On January 19, 2012, the Company entered into a working interest purchase and sale agreement (the “Big Canyon Agreement”) related to 640 acres of land located in Terrell County, Texas (the “Big Canyon Prospect”). According to the terms of the Big Canyon Agreement, the Company will purchase an 82.5% working interest and will receive a 64.35% net royalty interest in the Big Canyon Prospect. The Company will pay $60,000 for the rights under this contract. This amount is payable in weekly installments of $5,000 beginning January 27, 2012. Under the terms of the Big Canyon Agreement, the Company will have the right to drill one well within six months and a second well within the next six months if the first well is unsuccessful. If either well is successful, the Company must pay a $200 per acre bonus for the entire leased acreage. No wells were drilled on the Big Canyon Prospect prior to the expiration of the Big Canyon Agreement. As a result, the amounts paid under the contract were considered impaired and were reclassified to the full cost amortization pool as of September 30, 2012.

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

Louisiana – The South Lake Charles Prospect is located seven miles south of the city of Lake Charles, Louisiana. It is a middle Oligocene age geo-pressured prospect located in the middle and lower hackberry sands. We plan to participate in the drilling of a 15,500 foot high geo-pressure land well.

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

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

During the initial implementation of our marketing strategy, we intend to hire independent consultants to develop and execute our business plan.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate office is located at 495 Grand Boulevard, Suite 206, Miramar Beach, Fl 32550. Our telephone number is (850) 269-7267.

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

COMMON STOCK

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on January 8, 2013, as quoted by the OTC, was $0.69.  There were 6,496,415 shares of common stock issued and outstanding as of January 8, 2013. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

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

From inception through our current date, September 30, 2012, our business operations have primarily been focused on developing our business plan and the commencement of business operations in oil and gas exploration. We have not generated any revenue from business operations.

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

RESULTS OF OPERATIONS AND GOING CONCERN

We incurred a net loss of $1,109,311 for the year ended September 30, 2012, and had a working capital deficit of $356,259 as of September 30, 2012.  We do not anticipate having positive net income in the immediate future.  Net cash used by operating activities for the year ended September 30, 2012 was $285,023.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the year ended September 30, 2012 compared to the year ended September 30, 2011

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

Interest Expense

We incurred interest expense in the amount of $164,345 for the year ended September 30, 2012. No interest expense was incurred during the year ended September 30, 2011. Interest expense for the year ended September 30, 2012 consisted of amortization of discounts on convertible notes payable in the amount of $133,744, imputed interest on non-interest bearing advances in the amount of $20,481 and accrued interest payable of $10,120.

Net Income (Loss)

We recognized a net loss of $1,109,311 for the year ended September 30, 2012 as compared to a loss of $54,105 for the year ended September 30, 2011.  The change in net loss is attributable to the increase in general and administrative expense and interest expense described above.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we had yet to generate any revenues from our business operations.

We anticipate needing approximately $500,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Through September 30, 2012, we have incurred cumulative losses since inception of $1,165,494. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $356,259.

As of September 30, 2012 we had $1,359 of cash on hand. This amount of cash will be adequate to fund our operations for approximately four months.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. There was no depletion recognized during the years ended September, 2012 and 2011, because there was no production during those periods. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of September 30, 2012, the Company has oil and gas properties in the amount of $153,264 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.  The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of September 30, 2012 is expected to be added to amortization during the year ending September 30, 2013. The table below sets forth the cost of unproved properties excluded from the amortization base as of September 30, 2012 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2010	2011	2012	Total
Acquisition costs	$—	$—	$153,264	$153,264
Development costs	—	—	—	—
Exploration costs	—	—	—	—
Total	$—	$—	$153,264	$153,264

As discussed in Note 6 to the consolidated financial statements, asset retirement costs are recognized when the asset is placed in service, and are included in the amortization base and amortized over proved reserves using the units of production method. Asset retirement costs are estimated by management using existing regulatory requirements and anticipated future inflation rates.

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

First Titan Corp.

(A Development Stage Enterprise)

Consolidated Financial Statements

September 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Titan Corp.

A Development Stage Corporation

We have audited the accompanying balance sheet of First Titan Corp. (a Development Stage Corporation) (the “Company”) as of September 30, 2012 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. The financial statements for the year ended September 30, 2011 and the period from September 16, 2010 (date of inception) through September 30, 2011 were audited by other auditors whose report, dated December 27, 2011, expressed an unqualified opinion on the consolidated financial statements with an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Titan Corp. (a Development Stage Corporation) as of September 30, 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the 2012 financial statements were previously filed prior to completion of the audit and have been restated to reflect the results of our audit.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 5, 2013

Report of Independent Registered Public Accounting Firm

Peter Messineo, CPA

1982 Otter Way Palm Harbor FL 34685

T 727.421.6268 F 727.674.0511

To the Board of Directors and Shareholders:

First Titan Corp.

I have audited the balance sheet of First Titan Corp. as of September 30, 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the year ended September 30, 2011 and for the period September 16, 2010 (date of inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of First Titan Corp. as of September 30, 2011, and the results of its operations and its cash flows for the year ended September 30, 2011 and for the period September 16, 2010 (date of inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

December 27, 2011

First Titan Corp.

(A Development Stage Corporation)

Consolidated Balance Sheets

	September 30,
	2012	2011
	(Restated)
Assets
Current assets:
Cash	$1,359	$21,942

Total current assets	1,359	21,942

Oil and gas properties, full cost method of accounting
Proved properties	128,000	—
Unevaluated properties	153,264	—
Total oil and gas properties	281,264	—

Total assets	$282,623	$21,942

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$28,568	$3,625
Advances payable	329,050	28,000

Total current liabilities	357,618	31,625

Convertible note payable, net of discount of $110,410	20,519	—
Accrued interest payable	10,120	—
Asset retirement obligation	500	—

Total liabilities	388,757	31,625

Stockholders’ deficit:
Common stock; $0.0001 par value; 250,000,000 shares authorized; 5,646,415 and 600,000 shares issued and outstanding at September 30, 2012 and 2011, respectively	565	60
Additional paid in capital	1,058,795	46,440
Deficit accumulated during development stage	(1,165,494)	(56,183)

Total stockholders’ deficit	(106,134)	(9,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$282,623	$21,942

The accompanying notes are an integral part of the financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Operations

	Year ended September 30,		Period from September 16, 2010 (date of inception) through September 30,
	2012	2011	2012
	(Restated)		(Restated)
OPERATING EXPENSE:
General and administrative	$944,966	$54,105	$1,001,149

LOSS FROM OPERATIONS	(944,966)	(54,105)	(1,001,149)

Other income (expense)
Interest expense	(164,345)	—	(164,345)

NET LOSS	$(1,109,311)	$(54,105)	$(1,165,494)

Net loss per common share - basic and fully diluted	$(1.19)	$(0.10)

Weighted average number of common shares outstanding - basic and fully diluted	935,640	517,808

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statement of Changes in Stockholders’ Deficit

For the Period from September 16, 2010 (Date of Inception) through September 30, 2012

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 16, 2010, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock for cash, September 16, 2010	450,000	45	8,955	—	9,000
Net loss for the period	—	—	—	(2,078)	(2,078)

Balance, September 30, 2010	450,000	$45	$8,955	$(2,078)	$6,922

Issuance of common stock for cash, April 18, 2011, $0.0125 per share	150,000	15	37,485	—	37,500
Net loss	—	—	—	(54,105)	(54,105)

Balance, September 30, 2011	600,000	$60	$46,440	$(56,183)	$(9,683)

Rounding shares issued as a result of reverse split	165	—	—	—	—
Issuance of common stock for:
- Services	85,000	9	634,991	—	635,000
- Conversion of debt	4,961,250	496	112,729	—	113,225
Discount on convertible notes payable	—	—	244,154	—	244,154
Imputed interest	—	—	20,481	—	20,481
Net loss (restated)	—	—	—	(1,109,311)	(1,109,311)

Balance, September 30, 2012 (restated)	5,646,415	$565	$1,058,795	$(1,165,494)	$(106,134)

On August 17, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of the financial statements

First Titan Corp.

(A Development Stage Corporation)

Consolidated Statements of Cash Flows

	Year ended September 30,		Period from September 16, 2010 (date of inception) through September 30,
	2012	2011	2012
	(Restated)
Operating activities
Net loss	$(1,109,311)	$(54,105)	$(1,165,494)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	635,000	—	635,000
Amortization of discount on convertible notes payable	133,744	—	133,744
Imputed interest	20,481	—	20,481
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	35,063	1,625	38,688
Net cash used by operating activities	(285,023)	(52,480)	(337,581)

Investing activities
Investment in oil and gas properties	(280,764)	—	(280,764)
Net cash used by investing activities	(280,764)	—	(280,764)

Financing activities
Proceeds from advances	545,204	37,500	573,204
Proceeds from issuance of common stock	—	28,000	46,500
Net cash provided by financing activities	545,204	65,500	619,704

Net (decrease) increase in cash	(20,583)	13,020	1,359

Cash at beginning of period	21,942	8,922	—

Cash at end of period	$1,359	$21,942	$1,359

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Noncash investing and financing transactions
Stock issued for conversion of notes payable	$113,225	$—	$113,225
Discount on advances refinanced into convertible notes payable	$244,154	$—	$244,154

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

2. GOING CONCERN

For the year ended September 30, 2012, the Company had a net loss of $1,109,311 and negative cash flow from operations of $285,023. As of September 30, 2012, the Company has negative working capital of $356,259.  The Company has not emerged from the development stage.

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

Cash and cash equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2012 and 2011.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. There was no depletion recognized during the years ended December 31, 2012 and 2011, because there was no production during those periods. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of September 30, 2012, the Company has oil and gas properties in the amount of $153,264 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.  The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of September 30, 2012 is expected to be added to amortization during the year ending September 30, 2013. The table below sets forth the cost of unproved properties excluded from the amortization base as of September 30, 2012 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2010	2011	2012	Total
Acquisition costs	$—	$—	$153,264	$153,264
Development costs	—	—	—	—
Exploration costs	—	—	—	—
Total	$—	$—	$153,264	$153,264

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

Research and development expenses

Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the years ended September 30, 2012 and 2011.

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

The following table presents assets that were measured and recognized at fair value as of September 30, 2012 and 2011 and the years then ended on a recurring and nonrecurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Asset retirement obligation	$—	$—	$500	$—
Totals	$—	$—	$500	$—

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards (FASB) issued Accounting Standards Update (ASU) No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company adopted ASU No. 2010-13 on October 1, 2011.  The adoption did not have a material impact on the financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders’ Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company on October 1, 2012. Although the provisions of this update could change the presentation of the financial statements of the Company, no material impact is expected on the Company’s results of operations, financial condition, and cash flows.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Therefore, ASU 2012-04 is effective for the Company on October 1, 2013. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Therefore, ASU 2012-04 is effective for the Company on October 1, 2012. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. Therefore, ASU 2012-04 is effective for the Company on October 1, 2013. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Other recent accounting pronouncements issued are not believed by management to have a material impact on the Company’s present or future financial statements.

4. OIL AND GAS PROPERTIES

Oil and gas properties as of September 30, 2012 and 2011 consisted of the following:

	September 30,
	2012	2011
Evaluated Properties
Costs subject to depletion	$128,000	$—
Accumulated Depletion	—	—
Total evaluated properties	128,000	—

Unevaluated properties	153,264	—
Net oil and gas properties	$281,264	$—

We own interests in properties in Alabama, Louisiana, Oklahoma and Texas.  As of September 30, 2012, our interests in these properties were as follows:

Evaluated properties

Alabama – We have a one percent working interest in one well in Little Cedar Creek Field in Alabama. This well was drilled during the fiscal year ended September 30, 2012 and we expect to begin receiving revenue during the coming fiscal year ending September 30, 2013. This well is located in the Little Cedar Field, Alabama’s largest producing oil field.

Texas – On January 19, 2012, the Company entered into a working interest purchase and sale agreement (the “Big Canyon Agreement”) related to 640 acres of land located in Terrell County, Texas (the “Big Canyon Prospect”). According to the terms of the Big Canyon Agreement, the Company will purchase an 82.5% working interest and will receive a 64.35% net royalty interest in the Big Canyon Prospect. The Company will pay $60,000 for the rights under this contract. This amount is payable in weekly installments of $5,000 beginning January 27, 2012. Under the terms of the Big Canyon Agreement, the Company will have the right to drill one well within six months and a second well within the next six months if the first well is unsuccessful. If either well is successful, the Company must pay a $200 per acre bonus for the entire leased acreage. Our option to drill expires January 27, 2013 and no wells have been drilled. These costs are included in the amortization base as of September 30, 2012.

Unevaluated Properties

Louisiana – On January 3, 2012, the Company entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). Under the terms of the Participation Agreement, the Company will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. The Company will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. The Company anticipates that its share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. The Company has paid $143,264 of its share of the costs of the well to date. The Company does not have cash on hand in order to fully satisfy its obligations under the Participation Agreement and is currently seeking additional required financing. There is no guarantee that the Company will be able to obtain adequate financing, and the Company currently does not have a firm commitment from a lender to loan additional funds.

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

The following table reflects the changes in the ARO during year ended September 30, 2012:

Amount
Asset retirement obligation - beginning of year	$—
Asset retirement obligation incurred on properties drilled	500
Current year accretion	—
Asset retirement obligation - end of year	$500

The Company did not recognize accretion expense during the year ended September 30, 2012.

7. ADVANCES FROM THIRD PARTIES

During the year ended September 30, 2012, the Company received net, non-interest bearing advances from certain third parties totaling $545,204.  The total amount due under these advances as of September 30, 2012 was $329,050.  These advances are not collateralized, non-interest bearing and are due on demand. During the year ended September 30, 2012, we recognized imputed interest expense in the amount of $20,481 on these advances.

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

On September 7, 2012, the holder of the Convertible Note Payable in the principal amount of $85,225 elected to convert the entire principal into 4,261,250 shares of common stock in accordance with the terms of the note. On that date, the unamortized discount related to this principal was $85,225. The unamortized discount was immediately amortized to interest expense upon conversion. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement.

On September 12, 2012, the holders of the Convertible Note Payable dated March 1, 2012 elected to convert the entire principal in the amount of $28,000 into 700,000 shares of common stock in accordance with the terms of the note. On that date, the unamortized discount related to this principal was $23,727. The unamortized discount was immediately amortized to interest expense upon conversion. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement.

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

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	Year ended September 30,
	2012	2011
Tax benefit at U.S. statutory rate	$127,529	$15,000
Valuation allowance	(127,529)	(15,000)
	$—	$—

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

On September 7, 2012, the Company issued 4,261,250 shares of common stock to Eaton Central America, Inc. for conversion of a note payable in the principal amount of $85,225. The shares were valued at $85,225 and no gain or loss was recognized on the conversion.

On September 12, 2012, the Company issued 700,000 shares of common stock for conversion of a note payable in the principal amount of $28,000. The shares were valued at $28,000 and no gain or loss was recognized on the conversion.

11. SUBSEQUENT EVENTS

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

12. RESTATEMENT

The financial statements presented herein as of September 30, 2012 have been restated to recognize imputed interest expense on non-interest bearing advances, to recognize asset retirement obligation related to a drilled oil well and to properly show proved versus unproved oil and gas property. In addition, due to a typographical error, long-term liabilities including convertible notes payable and accrued interest payable had been omitted from the balance sheet as originally filed. These items are included on the restated balance sheet.

The effects of the restatement on the balance sheet as of September 30, 2012 are summarized as follows:

	As Previously		As
	Reported	Adjustments	Restated

Current assets	$1,359	$—	$1,359
Oil and gas properties – proved	—	128,000	128,000
Oil and gas properties – unproved	280,764	(127,500)	153,264
Total assets	$282,123	$500	$282,623

Current liabilities	$357,618	$—	$357,618
Convertible note payable	—	20,519	20,519
Accrued interest payable	—	10,120	10,120
Asset retirement obligation	—	500	500
Total liabilities	357,618	31,139	388,757

Common stock	565	—	565
Additional paid-in capital	1,038,314	20,481	1,058,795
Accumulated deficit	(1,145,013)	(20,481)	(1,165,494)
Total stockholders’ equity	(106,134)	—	(106,134)
Total liabilities and stockholders’ equity	$282,123	$500	$282,623

The effects of the restatement on the statement of operations for the year ended September 30, 2012 are summarized as follows:

	As Previously		As
	Reported	Adjustments	Restated

Loss from operations	$(944,966)	$—	$(944,966)
Total other expense	(143,864)	(20,481)	(164,345)
Net loss	$(1,088,830)	$(20,481)	$(1,109,311)

13. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following supplemental information regarding our oil and gas activities is presented pursuant to the disclosure requirements promulgated by the SEC and ASC 932, Extractive Activities —Oil and Gas, (ASC 932).

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made. In the following table, natural gas liquids are included in natural gas reserves. The oil and natural gas liquids price as of September 30, 2012 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $94.97 per barrel. The gas price as of September 30, 2012 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $2.79 per Mcf. The base prices were adjusted for heating content, premiums and product differentials based on historical revenue statements. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States in the state of Alabama.

The following table illustrates our estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by third party reservoir engineers. Our proved reserves are located in the United States of America, our home country.

Proved Reserves

	Oil (Barrels)	Gas (MCF)	Total (BOE)
Balance – September 30, 2011	—	—	—
New discoveries and extensions	6,120	5,704	7,071

Balance – September 30, 2012	6,120	5,704	7,071

	Proved Reserves as of September 30, 2012
	Oil (Barrels)	Gas (MCF)	Total (BOE)
Proved developed producing	—	—	—
Proved developed non-producing	6,120	5,704	7,071
Proved undeveloped	—	—	—
Total Proved reserves	6,120	5,704	7,071

The reserves in this report have been estimated using deterministic methods. For wells classified as proved developed producing where sufficient production history existed, reserves were based on individual well performance evaluation and production decline curve extrapolation techniques. For undeveloped locations and wells that lacked sufficient production history, reserves were based on analogy to producing wells within the same area exhibiting similar geologic and reservoir characteristics, combined with volumetric methods. The volumetric estimates were based on geologic maps and rock and fluid properties derived from well logs, core data, pressure measurements, and fluid samples. Well spacing was determined from drainage patterns derived from a combination of performance-based recoveries and volumetric estimates for each area or field. Proved undeveloped locations were limited to areas of uniformly high quality reservoir properties, between existing commercial producers.

Capitalized Costs Related to Oil and Gas Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization. All oil and gas properties are located in the United States of America.

	2012	2011
Unevaluated properties	$153,264	$—
Evaluated properties	128,000	—
	281,264	—
Less depreciation, depletion, and amortization	—	—
Net capitalized cost	$281,264	—

Costs Incurred in Oil and Gas Activities

All costs incurred associated with oil and gas activities were incurred in the United States of America. Costs incurred in property acquisition, exploration and development activities were as follows.

	2012	2011
Property acquisition
Unproved	$280,764	$—
Proved	—	—
Exploration	—	—
Development	—	—
Cost recovery	—	—
Total costs incurred	$280,764	$—

Costs Excluded

Our excluded costs relate to ongoing projects in Louisiana and Oklahoma. As of September 30, 2012, the wells have not been drilled. We anticipate including the excluded costs in the amortization base within the next fiscal year.

Costs Excluded by Year Incurred

As of September 30, 2012
Property Acquisition	$—
Exploration	153,264
Total	$153,264

Changes in Costs Excluded by Country

United States
Balance at September 30, 2011	—

Additional Costs Incurred	280,764
Costs Transferred to DD&A Pool	127,500
Balance at September 30, 2012	$153,264

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932, Extractive Activities —Oil and Gas, (ASC 932) procedures and based on estimated oil and natural gas reserve and production volumes. It can be used for some comparisons, but should not be the only method used to evaluate us or our performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of our current value.

We believe that the following factors should be taken into account when reviewing the following information:

●	future costs and selling prices will probably differ from those required to be used in these calculations;

●	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

●	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

●	future net revenues may be subject to different rates of income taxation.

Under the Standardized Measure, the future cash inflows were estimated by applying the un-weighted 12-month average of the first day of the month cash price quotes, except for volumes subject to fixed price contracts, to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.

The Standardized Measure is as follows:

2012
Future cash inflows	$549,360
Future production costs	(18,450)
Future development costs	(—)
Future income tax expenses	(112,955)
Future net cash flows	417,955
10% annual discount for estimated timing of cash flows	(131,626)
Future net cash flows at end of year	$286,329

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for our proved oil and natural gas reserves during of the year ended September 30, 2012:

2012
Standardized measure of discounted future net cash flows at beginning of year	$—
Discoveries and extensions	363,711
Change in income taxes	(77,382)
Accretion of discount	—
Standardized measure of discounted future net cash flows at year end	$286,329

We did not recognize any revenue or expense from the production and sale of oil and gas during the year ended September 30, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 27, 2012, First Titan Corp. (the “Company”) declined to reappoint its registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (“PM”).

PM’s report on the financial statements for the year ended September 30, 2011, and for the periods from September 16, 2010 (date of inception) through September 30, 2010 and 2011, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years and periods ended September 30, 2011 and 2010 and including its review of financial statements of the quarterly periods through June 30, 2012 there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements. Through the interim period December 27, 2012 (the date of the Company’s decision not to reappoint the former accountant), there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements.

We have authorized PM to respond fully to the inquiries of the successor accountant.

During the year and period ended September 30, 2011 and 2010 and the interim period through December 27, 2012, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to PM prior to the date of the filing of this Report and requested that PM furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

On December 27, 2012, the Company engaged M&K CPAS (“MKA”) of Houston, Texas, as its new registered independent public accountant. During the periods ended September 30, 2011 and 2010 and prior to December 27, 2012 (the date of the new engagement), we did not consult with MKA regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by MKA, in either case where written or oral advice provided by MKA would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Audit Fees

During the year ended September 30, 2012, we were billed by our accountants, M&K CPAS, $0 for audit and review fees. During the year ended September 30, 2012, we were billed by our accountants, Peter Messineo, CPA, approximately $4,100 for audit and review fees.

Tax Fees

During the year ended September 30, 2012, we were billed by our accountants, M&K CPAS and Peter Messineo, CPA, approximately $0 for tax work.

All Other Fees

During the year ended September 30, 2012, we were billed by our accountants, M&K CPAS and Peter Messineo, CPA, approximately $0 for other work.

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

FIRST TITAN CORP.

Dated: February 7, 2013	By:	/s/ Harvey Bryant
Harvey Bryant
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director