Form 10-Q
period 2012-12-31
First Titan Corp.
filed 2013-02-14
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number:  333-170315

FIRST TITAN CORP.

(Exact name of registrant as specified in its charter)

Florida	27-3480481
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

495 Grand Boulevard, Suite 206
Miramar Beach, Florida	32550
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (850) 269-7267

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 6,496,415 shares of Registrant’s $0.0001 par value common stock issued and outstanding as of February 11, 2013.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Titan Corp.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2012	September 30, 2012
Assets
Current assets:
Cash	$6,735	$1,359
Accounts receivable and accrued revenue	23,957	—
Total current assets	30,692	1,359

Oil and gas property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $5,004 and $—, respectively	126,684	128,000
Unevaluated property	210,576	153,264

Total assets	$367,952	$282,623

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$37,121	$28,568
Advances payable	464,965	329,050

Total current liabilities	502,086	357,618

Convertible notes payable, net of discount of $86,628 and $110,410, respectively	22,301	20,519
Accrued interest payable	13,234	10,120
Asset retirement obligation	504	500

Total liabilities	538,125	388,757

Stockholders’ deficit:
Common stock; $0.0001 par value; 250,000,000 shares authorized; 6,196,415 and 5,646,415 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	620	565
Additional paid in capital	1,090,708	1,058,795
Accumulated deficit	(1,261,501)	(1,165,494)

Total stockholders’ deficit	(170,173)	(106,134)

Total liabilities and stockholders’ deficit	$367,952	$282,623

The accompanying notes are an integral part of these financial statements

First Titan Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,
	2012	2011

OIL AND GAS SALES, net	$23,957	$—

OPERATING EXPENSE:
Lease operating expense	312	—
Depletion, depreciation and amortization	5,004	—
Accretion expense	4	—
General and administrative	77,781	68,763

LOSS FROM OPERATIONS	(59,144)	(68,763)

Other income (expense):
Interest expense	(36,863)	—

NET LOSS	$(96,007)	$(68,763)

Net loss per common share - basic and fully diluted	$(0.02)	$(0.11)

Weighted average number of common shares outstanding - basic and fully diluted	5,831,741	600,000

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended December 31, 2012

(Unaudited)

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 30, 2012	5,646,415	$565	$1,058,795	$(1,165,494)	$(106,134)

Issuance of common stock for conversion of notes payable	550,000	55	21,945	—	22,000
Imputed interest	—	—	9,968	—	9,968
Net loss	—	—	—	(96,007)	(96,007)

Balance, December 31, 2012	6,196,415	$620	$1,090,708	$(1,261,501)	$(170,173)

The accompanying notes are an integral part of the financial statements

First Titan Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended December 31,
	2012	2011

Operating activities
Net loss	$(96,007)	$(68,763)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion and accretion	5,008	—
Amortization of discount on convertible notes payable	23,782	—
Imputed interest	9,968	—
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue receivable	(23,957)	—
Accounts payable and accrued liabilities	11,667	5,842
Net cash used by operating activities	(69,539)	(62,921)

Investing activities
Investment in oil and gas properties	(61,000)	—
Net cash used by investing activities	(61,000)	—

Financing activities
Proceeds from advances	135,915	41,673
Net cash provided by financing activities	135,915	41,673

Net increase(decrease) in cash	5,376	(21,248)

Cash at beginning of period	1,359	21,942

Cash at end of period	$6,735	$694

Cash paid for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosures non-cash investing and financing activities:
Common stock issued for conversion of note payable	$22,000	$—

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

First Titan Corp. (the “Company”), a Florida corporation, was formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company is currently primarily an oil and gas exploration company.

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

Development Stage Company

The Company began receiving revenue from the sales of oil and gas on October 1, 2012. As a result, the Company left the development stage on that date.

NOTE 2. GOING CONCERN

For the three months ended December 31, 2012, the Company had a net loss of $96,007 and negative cash flow from operating activities of $69,539. As of December 31, 2012, the Company has negative working capital of $471,394. Although the Company began receiving revenue on October 1, 2012, management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Interim Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the period ended September 30, 2012 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K/A-1 on February 7, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended September 30, 2012 have been omitted.

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

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, First Titan Energy, LLC and First Titan Technical, LLC, from the date of their formation. Significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 and September 30, 2012.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. There was no depletion recognized during the years ended December 31, 2012 and 2011, because there was no production during those periods. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of December 31, 2012, the Company has oil and gas properties in the amount of $210,576 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.  The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of December 31, 2012 is expected to be added to amortization during the year ending September 30, 2013. The table below sets forth the cost of unproved properties excluded from the amortization base as of December 31, 2012 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2011	2012	2013	Total
Acquisition costs	$—	$153,264	$57,312	$210,576
Development costs	—	—	—	—
Exploration costs	—	—	—	—
Total	$—	$153,264	$57,312	$210,576

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

Revenue and Cost Recognition

Sales of crude oil are recognized when the delivery to the purchaser has occurred and title has been transferred. This occurs when oil has been delivered to a pipeline or a tank lifting has occurred. Crude oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. The Company began receiving revenue effective October 1, 2012.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 4. OIL AND GAS PROPERTIES

Oil and gas properties as of December 31, 2012 and September 30, 2012 consisted of the following:

	December 31, 2012	September 30, 2012
Evaluated Properties
Costs subject to depletion	$131,688	$128,000
Accumulated Depletion	(5,004)	—
Total evaluated properties	126,684	128,000

Unevaluated properties	210,576	153,264
Net oil and gas properties	$337,260	$281,264

Evaluated Properties

Alabama – We began receiving revenue from our well in Little Cedar Creek Field on October 1, 2012.

Unevaluated Properties

Louisiana – During October 2012, we acquired a working interest in the Lake Boeuf Field in Southeast Louisiana. The field covers 300 acres in Lafourche Parish. The prospect is a 12,025 foot directional well and will be drilled utilizing a land rig. The trap is structural closure bounded by two faults which form a wedge shaped block. Approximately 50 feet of structural advantage should be gained over the downdip wells. We paid approximately $57,000 for this working interest.

NOTE 5. ADVANCES FROM THIRD PARTIES

During the three months ended December 31, 2012, the Company received net, non-interest bearing advances from certain third parties totaling $135,915.  The total amount due under these advances as of December 31, 2012 was $464,965.  These advances are not collateralized, non-interest bearing and are due on demand. During the three months ended December 31, 2012, we recognized imputed interest expense in the amount of $9,968 on these advances.

NOTE 6. CONVERTIBLE NOTES PAYABLE

On November 30, 2012, the holders of the Convertible Note Payable dated January 31, 2012 elected to convert principal in the amount of $22,000 into 550,000 shares of common stock. On that date, the unamortized discount related to this principal was $18,262. The unamortized discount was immediately amortized to interest expense upon conversion. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

NOTE 7. STOCKHOLDERS’ EQUITY

On November 30, 2012, the Company issued 550,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $22,000. The shares were valued at $22,000 and no gain or loss was recognized on the conversion.

NOTE 8. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

First Titan Corp. is a development stage company and was incorporated in Florida on September 16, 2010. The Company intended to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company was considered to be in the development stage in accordance with ASC 915 until October 1, 2012 when it began receiving revenue.

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

During October 2012, we acquired a working interest in the Lake Boeuf Field in Southeast Louisiana. The field covers 300 acres in Lafourche Parish. The prospect is a 12,025 foot directional well and will be drilled utilizing a land rig. The trap is structural closure bounded by two faults which form a wedge shaped block. Approximately 50 feet of structural advantage should be gained over the downdip wells. We paid approximately $57,000 for this working interest.

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

We have generated limited revenues to date and our activities have been limited to developing our business plan and beginning to implement that plan. We will not have the necessary capital to fully develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. We need to raise an additional $500,000 to implement our business plan over the next 18 months. Our current cash on hand is insufficient to fully realize our oil and gas investments or develop our business strategy.  If we are unable to raise adequate additional funds or if those funds are not available on terms that are acceptable to us, we will not be able to execute our business plan and we may cease operations.

We have limited revenues; have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements contained elsewhere in this document and in conjunction with the Company’s Form 10-K for the year ended September 30, 2012. Results for interim periods may not be indicative of results for the full year.

We incurred a net loss of $96,007 for the three months ended December 31, 2012, and had a working capital deficit of $471,394 as of December 31, 2012. We do not anticipate having positive net income or positive cash flows from operations in the immediate future. Net cash used by operations for the three months ended December 31, 2012 was $69,539. These conditions create an uncertainty as to our ability to continue as a going concern.

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

We have generated limited revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must develop the business and marketing plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent refining our business plan.

Results of Operations for the three months ended December 31, 2012 compared to the three months ended December 31, 2011

Oil and gas sales

We earned net revenue of $23,957 during the three months ended December 31, 2012. We did not earn revenue during the comparable period of 2011. We began to receive revenue as of October 1, 2012 as a result of production beginning on an oil and gas well in which we participate. Net revenue for the three months ended December 31, 2012 consisted of revenue in the amount of $26,468 offset by production taxes in the amount of $2,511.

Lease operating expense

We incurred lease operating expense of $312 during the three months ended December 31, 2012 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any lease operating expense during the comparable period of 2011 because we did not have any producing oil and gas wells during that time period.

Depletion, depreciation and amortization

We incurred depletion expense of $5,004 during the three months ended December 31, 2012 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any depletion expense during the comparable period of 2011 because we did not have any producing oil and gas wells during that time period.

General and Administrative Expenses

General and administrative expenses increased in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 from $68,763 to $77,781. The increase in general and administrative expense was primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The decrease in our loss from operations for the three months ended December 31, 2012 as compared to the comparable period of 2011 from $68,763 to $59,144 is due to the Company beginning to earn revenue during the three months ended December 31, 2012 partially offset by the increased expenses related to revenue earned and the increase in general and administrative expenses described above.

Interest expense

We incurred interest expense of $36,863 during the three months ended December 31, 2012. No interest expense was incurred during the comparable period of 2011. Interest expense for the three months ended December 31, 2012 was made up of amortization of discount on convertible notes payable in the amount of $23,782, imputed interest expense of $9,968 and accrued interest on convertible notes payable of $3,113.

Net Income (Loss)

We recognized a net loss of $96,007 for the three months ended December 31, 2012 as compared to a net loss of $68,763 for the three months ended December 31, 2011. The change in net loss is primarily attributable to the increase in interest expense described above.

Liquidity and Capital Resources

We anticipate needing approximately of $500,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

During the three months ended December 31, 2012, we incurred a net loss of $96,007. We raised the cash amounts to be used in these activities from advances. As of December 31, 2012, we have negative working capital of $471,394.

As of December 31, 2012, we had $6,735 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

FIRST TITAN CORP.

February 14, 2013	By:	/s/ Harvey Bryant
Harvey Bryant
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director