Form 10-K/A
period 2012-09-30
First Titan Corp.
filed 2013-03-07
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the annual period ended September 30, 2012 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the annual period ended September 30, 2012, filed with the Securities and Exchange Commission on February 7, 2013.

No other changes have been made to the Form 10-K.  This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Part III

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)
101	XBRL Interactive Data (3)

______________

(1)	Incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Previously filed or furnished.
(3)	Submitted in accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TITAN CORP.

Dated: March 7, 2013	By:	/s/ Harvey Bryant
Harvey Bryant
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director