Form 10-Q/A
period 2012-12-31
First Titan Corp.
filed 2013-03-07
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on February 14, 2013.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)

3.2	Bylaws (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)

10.1	Working Interest Purchase and Sale Agreement (incorporated by reference to Form 10-Q for the quarter ended December 31, 2011 filed on February 14, 2012)

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 *	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 **	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* Previously filed or furnished.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TITAN CORP.

March 7, 2013	By:	/s/ Harvey Bryant
Harvey Bryant
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director