Form 10-Q
period 2013-03-31
First Titan Corp.
filed 2013-05-15
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 9,263,730 shares of Registrant’s $0.0001 par value common stock issued and outstanding as of May 14, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Titan Corp., a Florida corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Titan Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	September 30, 2012
Assets
Current assets:
Cash	$34,487	$1,359
Accounts receivable and accrued revenue	13,984	—
Total current assets	48,471	1,359

Oil and gas property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $7,206 and $—, respectively	124,523	128,000
Unevaluated property	235,575	153,264

Total assets	$408,569	$282,623

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$107,920	$28,568
Advances payable	241,015	329,050

Total current liabilities	348,935	357,618

Convertible notes payable, net of discount of $331,016 and $110,410, respectively	13,363	20,519
Accrued interest payable	17,588	10,120
Asset retirement obligation	517	500

Total liabilities	380,403	388,757

Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 250,000,000 shares authorized; 8,536,415 and 5,646,415 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	854	565
Additional paid-in capital	1,524,706	1,058,795
Accumulated deficit	(1,497,394)	(1,165,494)

Total stockholders’ equity (deficit)	28,166	(106,134)

Total liabilities and stockholders’ equity (deficit)	$408,569	$282,623

The accompanying notes are an integral part of these consolidated financial statements

First Titan Corp.

Consolidated Statements of Operations

(Unaudited)

	Six months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012

OIL AND GAS SALES, net	$37,707	$—	$13,750	$—

OPERATING EXPENSE:
Lease operating expense	633	—	321	—
Depletion, depreciation and amortization	7,206	—	2,202	—
Accretion expense	17	—	13	—
General and administrative	224,289	171,628	146,508	102,865

LOSS FROM OPERATIONS	(194,438)	(171,628)	(135,294)	(102,865)

Other income (expense):
Interest expense	(137,462)	—	(100,599)	—

NET LOSS	$(331,900)	$(171,628)	$(235,893)	$(102,865)

Net loss per common share - basic and fully diluted	$(0.05)	$(0.29)	$(0.03)	$(0.17)

Weighted average number of common shares outstanding - basic and fully diluted	6,581,719	600,000	7,350,797	600,000

The accompanying notes are an integral part of the consolidated financial statements.

First Titan Corp.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended March 31, 2013

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Balance, September 30, 2012	5,646,415	$565	$1,058,795	$(1,165,494)	$(106,134)

Issuance of common stock for conversion of debt	2,890,000	289	115,311	—	115,600
Discount on convertible notes payable	—	—	329,050	—	329,050
Imputed interest	—	—	21,550	—	21,550
Net loss	—	—	—	(331,900)	(331,900)

Balance, March 31, 2013	8,536,514	$854	1,524,706	(1,497,394)	28,166

The accompanying notes are an integral part of the consolidated financial statements

First Titan Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended March 31,
	2013	2012

Operating activities
Net loss	$(331,900)	$(171,628)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion and accretion	7,223	—
Amortization of discount on convertible notes payable	108,444	—
Imputed interest	21,550	—
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue receivable	(13,984)	—
Accounts payable and accrued liabilities	86,820	16,697
Net cash used by operating activities	(121,847)	(154,931)

Investing activities
Investment in oil and gas properties	(86,040)	(205,764)
Net cash used by investing activities	(86,040)	(205,764)

Financing activities
Proceeds from advances	241,015	395,849
Net cash provided by financing activities	241,015	395,849

Net increase(decrease) in cash	33,128	35,154

Cash at beginning of period	1,359	21,942

Cash at end of period	$34,487	$57,096

Cash paid for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosures non-cash investing and financing activities:
Common stock issued for conversion of note payable	$115,600	$—
Discount on advances refinanced into Convertible Notes Payable	$329,050	$—

The accompanying notes are an integral part of the consolidated  financial statements.

First Titan Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

NOTE 2. GOING CONCERN

For the six months ended March 31, 2013, the Company had a net loss of $331,900 and negative cash flow from operating activities of $121,847. As of March 31, 2013, the Company has negative working capital of $300,464. Although the Company began receiving revenue on October 1, 2012, management does not anticipate having positive cash flow from operations in the near future.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2013 and September 30, 2012.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. There was no depletion recognized during the year ended September 31, 2012, because there was no production during this period. The company recognized $7,206 of depletion during the six months ended March 31, 2013. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of March 31, 2013, the Company has oil and gas properties in the amount of $235,575 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of March 31, 2013 is expected to be added to amortization during the year ending September 30, 2013. The table below sets forth the cost of unproved properties excluded from the amortization base as of March 31, 2013 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2011	2012	2013	Total
Acquisition costs	$—	$153,264	$82,311	$235,575
Development costs	—	—	—	—
Exploration costs	—	—	—	—
Total	$—	$153,264	$82,311	$235,575

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

NOTE 4. OIL AND GAS PROPERTIES

Oil and gas properties as of March 31, 2013 and September 31, 2012 consisted of the following:

	March 31, 2013	September 31, 2012
Evaluated Properties
Costs subject to depletion	$131,729	$128,000
Accumulated Depletion	(7,206)	—
Total evaluated properties	124,523	128,000

Unevaluated properties	235,575	153,264
Net oil and gas properties	$360,098	$281,264

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

Oklahoma – In April 2012, we purchased a 1.41% working interest in a well in the South Merrick Project in Logan County, Oklahoma for $30,000. The price paid for the working interest includes the completion of a 7,500 foot well.

NOTE 5. ADVANCES FROM THIRD PARTIES

During the six months ended March 31, 2013, the Company received net, non-interest bearing advances from certain third parties totaling $241,015. The total amount due under these advances as of March 31, 2013 was $241,015. These advances are not collateralized, non-interest bearing and are due on demand. During the six months ended March 31, 2013, we recognized imputed interest expense in the amount of $21,550 on these advances.

NOTE 6. CONVERTIBLE NOTES PAYABLE

During the six months ended , the holders of the Convertible Note Payable dated January 31, 2012 elected to convert principal in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

Date	Principal Converted	Number of Shares Issued	Unamortized Discount
November 30, 2012	$22,000	550,000	$18,262
January 7, 2013	12,000	300,000	9,543
February 8, 2013	25,600	640,000	19,824
March 12, 2013	28,000	700,000	21,029
March 21, 2013	28,000	700,000	20,567
Total	$115,600	2,890,000	$89,225

On February 28, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $329,050 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on February 28, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.04 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $329,050 on February 28, 2013. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

On November 30, 2012, the Company issued 550,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $22,000. The shares were valued at $22,000 and no gain or loss was recognized on the conversion.

On January 7, 2013, the Company issued 300,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $12,000. The shares were valued at $12,000 and no gain or loss was recognized on the conversion.

On February 8, 2013, the Company issued 640,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $25,600. The shares were valued at $25,600 and no gain or loss was recognized on the conversion.

On March 12, 2013, the Company issued 700,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $28,000. The shares were valued at $28,000 and no gain or loss was recognized on the conversion.

On March 21, 2013, the Company issued 700,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $28,000. The shares were valued at $28,000 and no gain or loss was recognized on the conversion.

NOTE 9. SUBSEQUENT EVENTS

On April 24, 2013, the holder of the Convertible Note Payable dated January 31, 2012 elected to convert principal and unpaid accrued interest in the total amount of $17,000 into 425,000 shares of common stock. On that date, the unamortized discount related to this principal was $11,921. The unamortized discount was immediately amortized to interest expense upon conversion. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On May 3, 2013, the holder of the Convertible Note Payable dated January 31, 2012 elected to convert the remaining unpaid accrued interest in the amount of $12,093 into 302,315 shares of common stock. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

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

We incurred a net loss of $331,900 for the six months ended March 31, 2013, and had a working capital deficit of $300,464 as of March 31, 2013. We do not anticipate having positive net income or positive cash flows from operations in the immediate future. Net cash used by operations for the six months ended March 31, 2013 was $121,847.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the six months ended March 31, 2013 compared to the six months ended March 31, 2012

Oil and gas sales

We earned net revenue of $37,707 during the six months ended March 31, 2013. We did not earn revenue during the comparable period of 2012. We began to receive revenue as of October 1, 2012 as a result of production beginning on an oil and gas well in which we participate. Net revenue for the six months ended March 31, 2013 consisted of revenue in the amount of $40,964 offset by production taxes and revenue deductions in the amount of $3,257.

Lease operating expense

We incurred lease operating expense of $633 during the six months ended March 31, 2013 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any lease operating expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

Depletion, depreciation and amortization

We incurred depletion expense of $7,206 during the six months ended March 31, 2013 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any depletion expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

General and Administrative Expenses

General and administrative expenses increased in the six months ended March 31, 2013 as compared to the six months ended March 31, 2012 from $171,628 to $224,289. The increase in general and administrative expense was primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The increase in our loss from operations for the six months ended March 31, 2013 as compared to the comparable period of 2012 from $171,628 to $194,438 is due to increased expenses related to revenue earned and the increase in general and administrative expenses partially offset by the Company beginning to earn revenue during the six months ended March 31, 2013 as described above.

Interest expense

We incurred interest expense of $137,462 during the six months ended March 31, 2013. No interest expense was incurred during the comparable period of 2012. Interest expense for the six months ended March 31, 2013 was made up of amortization of discount on convertible notes payable in the amount of $108,445, imputed interest expense of $21,550 and accrued interest on convertible notes payable of $7,467.

Net Loss

We recognized a net loss of $331,900 for the six months ended March 31, 2013 as compared to a net loss of $171,628 for the six months ended March 31, 2012. The change in net loss is primarily attributable to the increase in the loss from operations and interest expense described above.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Oil and gas sales

We earned net revenue of $13,750 during the three months ended March 31, 2013. We did not earn revenue during the comparable period of 2012. We began to receive revenue as of October 1, 2012 as a result of production beginning on an oil and gas well in which we participate. Net revenue for the three months ended March 31, 2013 consisted of revenue in the amount of $14,938 offset by production taxes and revenue deductions in the amount of $1,188.

Lease operating expense

We incurred lease operating expense of $321 during the three months ended March 31, 2013 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any lease operating expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

Depletion, depreciation and amortization

We incurred depletion expense of $2,202 during the three months ended March 31, 2013 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any depletion expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

General and Administrative Expenses

General and administrative expenses increased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 from $102,865 to $146,508. The increase in general and administrative expense was primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The decrease in our loss from operations for the three months ended March 31, 2013 as compared to the comparable period of 2012 from $102,865 to $146,508 is due to the Company beginning to earn revenue during the three months ended March 31, 2013 partially offset by the increased expenses related to revenue earned and the increase in general and administrative expenses described above.

Interest expense

We incurred interest expense of $100,599 during the three months ended March 31, 2013. No interest expense was incurred during the comparable period of 2012. Interest expense for the three months ended March 31, 2013 was made up of amortization of discount on convertible notes payable in the amount of $84,662, imputed interest expense of $11,582 and accrued interest on convertible notes payable of $4,355.

Net Loss

We recognized a net loss of $235,893 for the three months ended March 31, 2013 as compared to a net loss of $102,865 for the three months ended March 31, 2012. The change in net loss is primarily attributable to the increase in interest expense described above.

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

During the six months ended March 31, 2013, we incurred a net loss of $331,900. We raised the cash amounts to be used in these activities from advances. As of March 31, 2013, we have negative working capital of $300,464.

As of March 31, 2013, we had $34,487 of cash on hand. This amount of cash will be adequate to fund our operations for less than two months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

FIRST TITAN CORP.

May 15, 2013	By:	/s/ Harvey Bryant
Harvey Bryant
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director