Form 10-Q/A
period 2013-03-31
First Titan Corp.
filed 2013-05-16
CIK 1502152

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013.

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

FIRST TITAN CORP.

May 16, 2013	By:	/s/ Harvey Bryant
Harvey Bryant
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director