Form 10-Q
period 2013-06-30
First Titan Corp.
filed 2013-08-14
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 9,263,730 shares of Registrant’s $0.0001 par value common stock issued and outstanding as of July 31, 2013.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Titan Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	September 30, 2012

Assets
Current assets:
Cash	$203,997	$1,359
Accounts receivable and accrued revenue	6,150	—
Total current assets	210,147	1,359

Oil and gas property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $7,206 and $—, respectively	124,682	128,000
Unevaluated property	235,575	153,264

Total assets	$570,404	$282,623

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$55,068	$28,568
Advances payable	386,966	329,050

Total current liabilities	442,034	357,618

Convertible notes payable, net of discount of $480,613 and $110,410, respectively	39,002	20,519
Accrued interest payable	10,998	10,120
Asset retirement obligation	525	500

Total liabilities	492,559	388,757

Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 250,000,000 shares authorized; 9,263,730 and 5,646,415 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	926	565
Additional paid-in capital	1,751,933	1,058,795
Accumulated deficit	(1,675,014)	(1,165,494)

Total stockholders’ equity (deficit)	77,845	(106,134)

Total liabilities and stockholders’ equity (deficit)	$570,404	$282,623

The accompanying notes are an integral part of these consolidated financial statements

First Titan Corp.

Consolidated Statements of Operations

(Unaudited)

	Nine months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

OIL AND GAS SALES, net	$40,622	$—	$2,915	$—

OPERATING EXPENSE:
Lease operating expense	819	—	186	—
Depletion, depreciation and amortization	7,206	—	—	—
Accretion expense	25	—	8	—
General and administrative	348,847	893,845	124,558	722,217

LOSS FROM OPERATIONS	(316,275)	(893,845)	(121,837)	(722,217)

Other income (expense):
Interest expense	(193,245)	—	(55,783)	—

NET LOSS	$(509,520)	$(893,845)	$(177,620)	$(722,217)

Net loss per common share - basic and fully diluted	$(0.07)	$(1.45)	$(0.02)	$(1.11)

Weighted average number of common shares outstanding - basic and fully diluted	7,307,182	616,095	9,932,407	648,462

The accompanying notes are an integral part of the consolidated financial statements.

First Titan Corp.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended June 30, 2013

(Unaudited)

			Capital in
	Common Stock		Excess of	Accumulate
	Shares	Amount	Par Value	Deficit	Total

Balance, September 30, 2012	5,646,415	$565	$1,058,795	$(1,165,494)	$(106,134)

Issuance of common stock for conversion of debt	3,617,315	361	144,332	—	144,693
Discount on convertible notes payable	—	—	519,615	—	519,615
Imputed interest	—	—	29,191	—	29,191
Net loss	—	—	—	(509,520)	(509,520)

Balance, June 30, 2013	9,263,730	$926	$1,751,933	$(1,675,014)	$77,845

The accompanying notes are an integral part of the consolidated financial statements

First Titan Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended June 30,
	2013	2012

Operating activities
Net loss	$(509,520)	$(893,845)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion and accretion	7,231	—
Amortization of discount on convertible notes payable	149,412	—
Imputed interest	29,191	—
Common stock issued for services	—	635,000
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue receivable	(6,150)	—
Accounts payable and accrued liabilities	41,142	22,885
Net cash used by operating activities	(288,694)	(235,960)

Investing activities
Investment in oil and gas properties	(86,199)	(280,764)
Net cash used by investing activities	(86,199)	280,764)

Financing activities
Proceeds from advances	577,531	496,924
Net cash provided by financing activities	577,531	496,924

Net increase(decrease) in cash	202,638	(19,800)

Cash at beginning of period	1,359	21,942

Cash at end of period	$203,997	$2,142

Cash paid for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosures non-cash investing and financing activities:
Common stock issued for conversion of note payable	$144,693	$—
Discount on convertible notes payable	$519,615	$—

The accompanying notes are an integral part of the consolidated  financial statements.

First Titan Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

NOTE 2. GOING CONCERN

For the nine months ended June 30, 2013, the Company had a net loss of $509,520 and negative cash flow from operating activities of $288,694. As of June 30, 2013, the Company has negative working capital of $231,887. Although the Company began receiving revenue on October 1, 2012, management does not anticipate having positive cash flow from operations in the near future.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2013 and September 30, 2012.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. There was no depletion recognized during the year ended September 31, 2012, because there was no production during this period. The company recognized $7,206 of depletion during the nine months ended June 30, 2013. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of June 30, 2013, the Company has oil and gas properties in the amount of $235,575 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of June 30, 2013 is expected to be added to amortization during the year ending September 30, 2013. The table below sets forth the cost of unproved properties excluded from the amortization base as of June 30, 2013 and notes the year in which the associated costs were incurred:

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

NOTE 4. OIL AND GAS PROPERTIES

Oil and gas properties as of June 30, 2013 and September 31, 2012 consisted of the following:

	June 30, 2013	September 30, 2012
Evaluated Properties
Costs subject to depletion	$131,888	$128,000
Accumulated Depletion	(7,206)	—
Total evaluated properties	124,682	128,000

Unevaluated properties	235,575	153,264
Net oil and gas properties	$360,257	$281,264

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

NOTE 5. ADVANCES FROM THIRD PARTIES

During the nine months ended June 30, 2013, the Company received net, non-interest bearing advances from certain third parties totaling $577,531. The total amount due under these advances as of June 30, 2013 was $386,966. These advances are not collateralized, non-interest bearing and are due on demand. During the nine months ended June 30, 2013, we recognized imputed interest expense in the amount of $29,191 on these advances.

NOTE 6. CONVERTIBLE NOTES PAYABLE

During the nine months ended June 30, 2013, the holders of the Convertible Note Payable dated January 31, 2012 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
November 30, 2012	$22,000	550,000	$18,262
January 7, 2013	12,000	300,000	9,543
February 8, 2013	25,600	640,000	19,824
March 12, 2013	28,000	700,000	21,029
March 21, 2013	28,000	700,000	20,567
April 24, 2013	17,000	425,000	10,360
May 3, 2013	12,093	302,315	—
Total	$144,693	3,617,315	$99,585

As of June 30, 2013, the balance of the note dated January 31, 2012 was $—.

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

On June 30, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $190,565 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on June 30, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.04 per share.

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion features in the amount of $329,050 on February 28, 2013 and $190,565 on June 30, 2013. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes.

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

On April 24, 2013, the Company issued 425,000 shares of common stock to a third party for conversion of a note payable in the amount of $17,000 (including principal and accrued interest). The shares were valued at $17,000. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On May 3, 2013, the Company issued 302,315 shares of common stock to a third party for conversion of a note payable in the amount of $12,093 (including principal and accrued interest). The shares were valued at $12,093. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

We incurred a net loss of $509,520 for the nine months ended June 30, 2013, and had a working capital deficit of $231,887 as of June 30, 2013. We do not anticipate having positive net income or positive cash flows from operations in the immediate future. Net cash used by operations for the nine months ended June 30, 2013 was $288,694.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012

Oil and gas sales

We earned net revenue of $40,622 during the nine months ended June 30, 2013. We did not earn revenue during the comparable period of 2012. We began to receive revenue as of October 1, 2012 as a result of production beginning on an oil and gas well in which we participate. Net revenue for the nine months ended June 30, 2013 consisted of revenue in the amount of $45,045 offset by production taxes and revenue deductions in the amount of $4,423.

Lease operating expense

We incurred lease operating expense of $819 during the nine months ended June 30, 2013 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any lease operating expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

Depletion, depreciation and amortization

We incurred depletion expense of $7,206 during the nine months ended June 30, 2013 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any depletion expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

General and Administrative Expenses

General and administrative expenses decreased in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012 from $893,845 to $348,847. During the nine months ended June 30, 2012, the Company incurred stock based compensation expense in the amount of $635,000 which is included in general and administrative expense for that period. Excluding this expense, general and administrative expense for the nine months ended June 30, 2012 would have been $258,845. The remaining increase in general and administrative expense was primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The decrease in our loss from operations for the nine months ended June 30, 2013 as compared to the comparable period of 2012 from $893,845 to $316,275 is due to the decrease in general and administrative expenses and by the Company beginning to earn revenue during the nine months ended June 30, 2013 as described above.

Interest expense

We incurred interest expense of $193,245 during the nine months ended June 30, 2013. No interest expense was incurred during the comparable period of 2012. Interest expense for the nine months ended June 30, 2013 was made up of amortization of discount on convertible notes payable in the amount of $149,412, imputed interest expense of $29,191 and accrued interest on convertible notes payable of $14,642.

Net Loss

We recognized a net loss of $509,520 for the nine months ended June 30, 2013 as compared to a net loss of $893,845 for the nine months ended June 30, 2012. The change in net loss is primarily attributable to the decrease in the loss from operations partially offset by the increase in interest expense described above.

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Oil and gas sales

We earned net revenue of $2,915 during the three months ended June 30, 2013. We did not earn revenue during the comparable period of 2012. We began to receive revenue as of October 1, 2012 as a result of production beginning on an oil and gas well in which we participate. Net revenue for the three months ended June 30, 2013 consisted of revenue in the amount of $3,376 offset by production taxes and revenue deductions in the amount of $461.

Lease operating expense

We incurred lease operating expense of $186 during the three months ended June 30, 2013 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any lease operating expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

Depletion, depreciation and amortization

We incurred depletion expense of $- during the three months ended June 30, 2013 as a result of limited production during the three months ended June 30, 2013. We did not incur any depletion expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

General and Administrative Expenses

General and administrative expenses decreased in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 from $722,217 to $124,558. During the three months ended June 30, 2012, the Company incurred stock based compensation expense in the amount of $635,000 which is included in general and administrative expense for that period. Excluding this expense, general and administrative expense for the three months ended June 30, 2012 would have been $87,217. The remaining increase in general and administrative expense was primarily due to an increase in the Company’s operations related to finalizing and beginning to implement its business plan.

Loss from Operations

The decrease in our loss from operations for the three months ended June 30, 2013 as compared to the comparable period of 2012 from $722,217 to $121,837 is due to the Company beginning to earn revenue during the three months ended June 30, 2013 and the decrease in general and administrative expenses described above.

Interest expense

We incurred interest expense of $55,783 during the three months ended June 30, 2013. No interest expense was incurred during the comparable period of 2012. Interest expense for the three months ended June 30, 2013 was made up of amortization of discount on convertible notes payable in the amount of $40,046, imputed interest expense of $7,642 and accrued interest on convertible notes payable of $8,095.

Net Loss

We recognized a net loss of $177,620 for the three months ended June 30, 2013 as compared to a net loss of $722,217 for the three months ended June 30, 2012. The change in net loss is primarily attributable to the decrease in general and administrative expense described above.

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

During the nine months ended June 30, 2013, we incurred a net loss of $509,520. We raised the cash amounts to be used in these activities from advances. As of June 30, 2013, we have negative working capital of $231,887.

As of June 30, 2013, we had $203,997 of cash on hand. This amount of cash will be adequate to fund our operations for less than three months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

FIRST TITAN CORP.

August 14, 2013	By:	/s/ Harvey Bryant
Harvey Bryant
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director