Form 10-K
period 2013-09-30
First Titan Corp.
filed 2014-01-14
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Common stock, $0.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2013) was $3,251,390.

There were 11,863,730 shares of the registrant’s common stock, $0.0001 par value, outstanding as of January 9, 2014.

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

OVERVIEW

First Titan Corp. was incorporated in Florida on September 16, 2010. The Company was formed in order to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company was considered to be in the development stage in accordance with ASC 915 until October 1, 2012 when it began receiving revenue.

First Titan Corp. has two subsidiary companies, First Titan Energy, LLC (“First Titan Energy”) and First Titan Technical, LLC (“First Titan Technical”).

First Titan Technical was formed on September 16, 2011 in order to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles. The Company received funding of $25,000 which was used to implement the initial phase of First Titan Technical’s business plan.

Since this time, management has decided to focus solely on First Titan Energy.

First Titan Energy was formed in September 2011, with the goal of capitalizing on the booming oil and gas industry. It was created to develop greenfield projects and invest in the development of cutting edge exploration and production technologies. Since our establishment of First Titan Energy, we have acquired working interests or drilling options in the states of Alabama, Louisiana, and Texas.

Business Strategy

First Titan Energy’s oil and gas development activities include the following:

Alabama – On May 2, 2012, we acquired a one percent working interest in one well in Little Cedar Creek Field in Alabama. This well was drilled during the fiscal year ended September 30, 2012 and we began receiving revenue during the fiscal year ended September 30, 2013. This well is located in the Little Cedar Field, Alabama’s largest producing oil field.

Louisiana – On January 3, 2012, we entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). The South Lake Charles Prospect is located seven miles south of the city of Lake Charles, Louisiana. It is a middle Oligocene age geo-pressured prospect located in the middle and lower hackberry sands. Under the terms of the Participation Agreement, we will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. We will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. We anticipate that our share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. On August 12, 2013, the Participation Agreement was amended to reduce our working interest to 1.8%. As a result, our share of the drilling cost is expected to be approximately $181,000. The Company has paid $143,264 of its share of the costs of the well to date. We will receive 1.4% of the revenue from this well. The well is currently being drilled and is expected to be completed in the first half of fiscal 2014.

During October 2012, we acquired a working interest in the Lake Boeuf Field in Southeast Louisiana. The field covers 300 acres in Lafourche Parish. The prospect was a 12,025 directional well to be drilled utilizing a land rig. The project has been indefinitely suspended. All amounts invested in this project have been transferred to the South Lake Charles Prospect.

Texas – Minns Project – On July 7, 2013, the Company acquired a 30% working interest in the Minns project located in Waller County, Texas.  The project included three producing wells and a salt water disposal well within the Brookshire Field.  The project is targeted for additional development vis-à-vis reworks, deepening of wells, and potentially drilling new wells on the property.

Big Canyon Prospect – On January 19, 2012, we entered into an agreement to drill two wells on 640 acres of land located in Terrell County, Texas. Our option to drill expired January 27, 2013 and no wells have been drilled.

We have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities and debt financing to fund operations. We will need additional financing in order to continue operations.

Sales and Marketing Strategy

We plan to sell our oil and gas production to oil and gas marketers in the areas where our wells are located.

COMPETITION

There is significant competition in the oil and gas industry. There are many small producers who are participating in exploration in the same areas where we are participating in wells.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of September 30, 2013, our sole employee is Robert Federowicz, our interim CEO and sole director. Mr. Federowicz will serve in that position until a permanent Chief Executive Officer and President is identified. We do not have an employment agreement with Mr. Federowicz. Mr. Federowicz has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

We do not presently have, pension, health, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

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

Our Chief Executive Officer also occupies shared office space in Houston, Texas.

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

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock trades on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “FTTN”.  The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.   There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended September 30, 2012
Quarter ended December 31, 2011	$160.00	$15.00
Quarter ended March 31, 2012	$56.00	$10.00
Quarter ended June 30, 2012	$11.00	$2.00
Quarter ended September 30, 2012	$7.50	$2.05

Fiscal Year Ended September 30, 2013
Quarter ended December 31, 2012	$7.50	$1.00
Quarter ended March 31, 2013	$1.40	$0.30
Quarter ended June 30, 2013	$0.88	$0.29
Quarter ended September 30, 2013	$1.14	$0.41

HOLDERS

As of the date of this filing, there were 7 holders of record of our common stock.

DIVIDENDS

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

COMMON STOCK

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on January 8, 2013, as quoted by the OTC, was $0.60.  There were 11,863,730 shares of common stock issued and outstanding as of January 9, 2013. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

On August 17, 2012, the Company effected a one-for-20 reverse stock split.

During the year ended September 30, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof, except as discussed above.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2013.

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

Background of our Company

We were incorporated in the State of Florida on September 16, 2010, as a for-profit company. Our fiscal year end is September 30. We began to generate revenue on October 1, 2012. Our auditor has issued a going concerned opinion on our financial statements. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Accordingly, we must continue to raise cash from sources other than operations.

RESULTS OF OPERATIONS AND GOING CONCERN

We incurred a net loss of $946,111 for the year ended September 30, 2013.  We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended September 30, 2013 was $429,524. These conditions create an uncertainty as to our ability to continue as a going concern.

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

We generated revenue of only $57,361 from our operations in the fiscal year ended September 30, 2013. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute our business and marketing plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent refining our business plan.

Results of operations for the year ended September 30, 2013 compared to the year ended September 30, 2012

Oil and Gas Sales

We earned net revenue of $57,361 during the year ended September 30, 2013. We did not earn revenue during the comparable period of 2012. We began to receive revenue as of October 1, 2012 as a result of production beginning on the well in Little Cedar Creek Field in which we participate and the acquisition of the Minns Project.

Lease Operating Expense

We incurred lease operating expense of $6,285 during the year ended September 30, 2013 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any lease operating expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

Depletion, Depreciation and Amortization

We incurred depletion expense of $60,671 during the year ended September 30, 2013 as a result of production beginning on an oil and gas well effective October 1, 2012. We did not incur any depletion expense during the comparable period of 2012 because we did not have any producing oil and gas wells during that time period.

Impairment of Oil and Gas Properties

We recognized impairment of oil and gas properties of $80,141 during the year ended September 30, 2013 as a result of the full cost ceiling test.

General and Administrative Expenses

General and administrative expenses decreased in the year ended September 30, 2013 as compared to the year ended September 30, 2012 from $944,966 to $555,132. During the year ended September 30, 2012, we recognized non-cash expense related to stock issued for services in the amount of $635,000.

Loss from Operations

The decrease in our operating loss for the year ended September 30, 2013 as compared to the comparable period of 2012 from $944,966 to $645,198 is primarily due to the decrease in general and administrative expenses described above.

Interest Expense

During the years ended September 30, 2013 and 2012, we incurred interest expense in the amounts of $300,913 and $164,345, respectively. Interest expense includes both statutory interest on convertible notes payable and amortization of discounts on those notes. This amount has increased as a result of the increase in convertible notes payable.

Net Income (Loss)

We recognized a net loss of $946,111 for the year ended September 30, 2013 as compared to a loss of $1,109,311 for the year ended September 30, 2012.  The change in net loss is attributable to the decrease in general and administrative expense partially offset by the increase in interest expense described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we have only had $57,631 of revenue from our business operations.

We anticipate needing approximately of $500,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash and expected revenue is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

As of September 30, 2013 we had $127,748 of cash on hand. This amount of cash will be adequate to fund our operations for approximately three months.

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability to continue as an ongoing concern is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

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

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended September 30, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

OIL AND GAS PROPERTIES – The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Depletion of capitalized oil properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves.  Net capitalized costs of oil properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of September 30, 2013, the Company has oil properties in the amount of $163,086 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.  The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

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

Consolidated Financial Statements

September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Titan Corp.

We have audited the accompanying consolidated balance sheets of First Titan Corp. as of September 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Titan Corp. as of September 30, 2013 and 2012, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 14, 2014

First Titan Corp.

Consolidated Balance Sheets

	September 30,
	2013	2012

Assets
Current assets:
Cash	$127,748	$1,359
Accounts receivable	10,458	—

Total current assets	138,206	1,359

Oil and gas properties, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion, depreciation and amortization of $60,671 and $0, respectively, and net of accumulated impairment of $80,141 and $0, respectively	123,777	128,000
Unevaluated property	200,575	153,264

TOTAL ASSETS	$462,558	$282,623

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$113,558	$28,568
Current portion of asset retirement obligation	7,500	—
Advances payable	—	329,050

Total current liabilities	121,058	357,618

Convertible note payable, net of discount of $925,840 and $110,410, respectively	76,262	20,519
Accrued interest payable	5,812	10,120
Asset retirement obligation	14,144	500

TOTAL LIABILITIES	217,276	388,757

Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 250,000,000 shares authorized; 10,863,730 and 5,646,415 shares issued and outstanding at September 30, 2013 and 2012, respectively	1,086	565
Additional paid in capital	2,355,801	1,058,795
Accumulated deficit	(2,111,605)	(1,165,494)

Total stockholders’ equity (deficit)	245,282	(106,134)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$462,558	$282,623

The accompanying notes are an integral part of the financial statements

First Titan Corp.

Consolidated Statements of Operations

	Year ended September 30,
	2013	2012

OIL AND GAS SALES, net	$57,361	$—

OPERATING EXPENSE:
Lease operating expense	6,285	—
Depletion, depreciation and amortization	60,671	—
Accretion expense	330	—
Impairment of oil and gas properties	80,141	—
General and administrative	555,132	944,966

LOSS FROM OPERATIONS	(645,198)	(944,966)

Other income (expense)
Interest expense	(300,913)	(164,345)

NET LOSS	$(946,111)	$(1,109,311)

Net loss per common share - basic and fully diluted	$(0.12)	$(1.19)

Weighted average number of common shares outstanding - basic and fully diluted	7,892,394	935,640

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended September 30, 2013 and 2012

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, September 30, 2011	600,000	$60	$46,440	$(56,183)	$(9,683)

Rounding shares issued as a result of reverse split	165	—	—	—	—
Issuance of common stock for:
- Services	85,000	9	634,991	—	635,000
- Conversion of debt	4,961,250	496	112,729	—	113,225
Discount on convertible notes payable	—	—	244,154	—	244,154
Imputed interest	—	—	20,481	—	20,481
Net loss	—	—	—	(1,109,311)	(1,109,311)

Balance, September 30, 2012	5,646,415	$565	$1,058,795	$(1,165,494)	$(106,134)

Issuance of common stock for conversion of debt	5,217,315	521	208,172	—	208,693
Discount on convertible notes payable	—	—	1,048,049	—	1,048,049
Imputed interest	—	—	40,785	—	40,785
Net loss	—	—	—	(946,111)	(946,111)

Balance, September 30, 2013	10,863,730	$1,086	$2,355,801	$(2,111,605)	$245,282

On August 17, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of the financial statements

First Titan Corp.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2013	2012

Operating activities
Net loss	$(946,111)	$(1,109,311)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion and accretion	61,001	—
Impairment of oil and gas properties	80,141	—
Amortization of discount on convertible notes payable	232,619	133,744
Imputed interest	40,785	20,481
Common stock issued for services	—	635,000
Changes in operating assets and liabilities:
Accounts receivable	(10,458)	—
Accounts payable and accrued liabilities	112,499	35,063
Net cash used by operating activities	(429,524)	(285,023)

Investing activities
Investment in oil and gas properties	(163,086)	(280,764)
Net cash used by investing activities	(163,086)	(280,764)

Financing activities
Proceeds from advances	718,999	545,204
Net cash provided by financing activities	718,999	545,204

Net increase (decrease) in cash	126,389	(20,583)

Cash at beginning of period	1,359	21,942

Cash at end of period	$127,748	$1,359

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Noncash investing and financing transactions
Stock issued for conversion of notes payable	$176,876	$113,225
Discount on advances refinanced into convertible notes payable	$1,048,049	$244,154
Asset retirement obligation acquired	$20,814	$330

The accompanying notes are an integral part of the financial statements.

First Titan Corp.

Notes to Consolidated Financial Statements

September 30, 2013

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

On September 16, 2011, we formed a new subsidiary company —First Titan Technical, LLC—to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles. The Company received funding of $25,000 to implement the initial phase of First Titan Technical’s business plan.

Since 2011, the Company has decided to focus solely on First Titan Energy’s business.

2. GOING CONCERN

For the year ended September 30, 2013, the Company had a net loss of $946,111 and negative cash flow from operations of $429,524.

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

Credit Risk Due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the year ended September 30, 2013, two operators accounted for 86% and 14% of our oil and gas sales. Those operators account for 49% and 51% of accounts receivable as of September 30, 2013. We did not recognize any credit losses during the year ended September 30, 2013. We have not recognized an allowance for doubtful accounts as of September 30, 2013. All amounts receivable as of September 30, 2013 were collected subsequent to year end. We did not recognize any revenue during the year ended September 30, 2012.

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

Depletion of capitalized oil properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves.  Net capitalized costs of oil properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of September 30, 2013, the Company has oil properties in the amount of $200,575 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.  The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil properties balance as of September 30, 2013 is expected to be added to amortization during the year ending September 30, 2014. The table below sets forth the cost of unproved properties excluded from the amortization base as of September 30, 2013 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2011	2012	2013	Total
Acquisition costs	$—	$153,264	$47,311	$200,575
Development costs	—	—	—	—
Exploration costs	—	—	—	—
Total	$—	$153,264	$47,311	$200,575

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

Research and development expenses

Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the year ended September 30, 2013.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs as incurred.  There have been no advertising costs incurred for the period ended September 30, 2013.

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At September 30, 2013 and 2012, the Company did not have any potentially dilutive common shares.

Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On September 16, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

The following table presents assets that were measured and recognized at fair value as of September 30, 2013 and 2012 and the years then ended on a recurring and nonrecurring basis:

September 30, 2013				Total
Realized
Description	Level 1	Level 2	Level 3	Loss
Asset retirement obligation	$—	$—	$21,644	$—
Totals	$—	$—	$21, 644	$—

September 30, 2012				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Asset retirement obligation	$—	$—	$500	$—
Totals	$—	$—	$500	$—

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

4. OIL AND GAS PROPERTIES

Oil and gas properties as of September 30, 2013 and 2012 consisted of the following:

	September 30,
	2013	2012
Evaluated Properties
Costs subject to depletion	$264,589	$128,000
Accumulated depletion, depreciation and amortization	(60,671)	—
Accumulated impairment	(80,141)	—
Total evaluated properties	123,777	128,000

Unevaluated properties	200,575	153,264
Net oil and gas properties	$324,352	$281,264

We own interests in properties in Alabama, Louisiana and Texas. As of September 30, 2013, our interests in these properties were as follows:

Evaluated properties

Alabama – We have a one percent working interest in one well in Little Cedar Creek Field in Alabama. This well was drilled during the fiscal year ended September 30, 2012. We received revenue of $44,930 from this well during the year ended September 30, 2013. Little Cedar Creek Field is Alabama’s largest producing oil field.

Texas – On January 19, 2012, the Company entered into a working interest purchase and sale agreement (the “Big Canyon Agreement”) related to 640 acres of land located in Terrell County, Texas (the “Big Canyon Prospect”). According to the terms of the Big Canyon Agreement, the Company will purchase an 82.5% working interest and will receive a 64.35% net royalty interest in the Big Canyon Prospect. The Company paid $60,000 for the rights under this contract. Under the terms of the Big Canyon Agreement, the Company had the right to drill one well within six months and a second well within the next six months if the first well is unsuccessful. Our option to drill expires January 27, 2013 and no wells have been drilled. These costs were included in the amortization base as of September 30, 2012 and subjected to the ceiling test as of September 30, 2013 and 2012.

Unevaluated Properties

Louisiana – On January 3, 2012, the Company entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). Under the terms of the Participation Agreement, the Company will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. The Company will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. The Company anticipates that its share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. On August 12, 2013, the Participation Agreement was amended to reduce our working interest to 1.8%. As a result, our share of the drilling cost is expected to be approximately $181,000. The Company has paid $143,264 of its share of the costs of the well to date. We will receive 1.4% of the revenue from this well. The well is currently being drilled and is expected to be completed in the first half of fiscal 2014.

5. RELATED PARTY TRANSACTIONS

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

The following table reflects the changes in the ARO during years ended September 30, 2013 and 2012:

	Year Ended September 30,
	2013	2012
Asset retirement obligation - beginning of year	$500	$—
Current year revision to previous estimates	(155)	—
Asset retirement obligation on properties drilled or acquired	20,969	500
Current year accretion	330	—
Asset retirement obligation - end of year	$21,644	$500

7. ADVANCES FROM THIRD PARTIES

During the year ended September 30, 2013, the Company received net, non-interest bearing advances from certain third parties totaling $718,999. The total amount due under these advances as of September 30, 2013 was $0.  These advances are not collateralized and are due on demand.

During the year ended September 30, 2013, the Company imputed interest of $40,785 on these advances.

8. CONVERTIBLE NOTES PAYABLE

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

On September 30, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $528,434 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on September 30, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.04 per share.

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion features in the amount of $329,050 on February 28, 2013, $190,565 on June 30, 2013 and $528,434 on September 30, 2013. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method.

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

During the year ended September 30, 2013, the holders of the Convertible Note Payable dated January 31, 2012 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
November 30, 2012	$22,000	550,000	$18,262
January 7, 2013	12,000	300,000	9,543
February 8, 2013	25,600	640,000	19,824
March 12, 2013	28,000	700,000	21,029
March 21, 2013	28,000	700,000	20,567
April 24, 2013	17,000	425,000	10,360
May 3, 2013	12,093	302,315	—
Total	$144,693	3,617,315	$99,585

As of September 30, 2013, the balance of the note dated January 31, 2012 was $0.

During the year ended September 30, 2013, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
September 1, 2013	$32,000	800,000	$12,887
September 17, 2013	32,000	800,000	25,745
Total	$64,000	1,600,000	$38,632

As of September 30, 2013, the balance of the note dated February 28, 2013 was $283,103.

The Company accrued interest in the amount of $28,912 during the year ended September 30, 2013. As of September 30, 2013, accrued interest payable was $5,812. During the year ended September 30, 2013, discount on convertible notes payable in the amount of $232,619 was amortized to interest expense.

9. INCOME TAXES

There are no current or deferred income tax expense or benefit for the period ended September 30, 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	Year ended September 30,
	2013	2012
Tax benefit at U.S. statutory rate	$356,249	$127,529
Valuation allowance	(356,249)	(127,529)
	$—	$—

The Company has net operating loss carryforwards of $1,047,792 which will begin expiring in 2026.

10. COMMON STOCK

On November 30, 2012, the Company issued 550,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $22,000. The shares were valued at $22,000 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share..

On January 7, 2013, the Company issued 300,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $12,000. The shares were valued at $12,000 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On February 8, 2013, the Company issued 640,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $25,600. The shares were valued at $25,600 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On March 12, 2013, the Company issued 700,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $28,000. The shares were valued at $28,000 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On March 21, 2013, the Company issued 700,000 shares of common stock to a third party for conversion of a note payable in the principal amount of $28,000. The shares were valued at $28,000 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On April 24, 2013, the Company issued 425,000 shares of common stock to a third party for conversion of a note payable in the amount of $17,000 (including principal and accrued interest). The shares were valued at $17,000. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On May 3, 2013, the Company issued 302,315 shares of common stock to a third party for conversion of a note payable in the amount of $12,093 (including principal and accrued interest). The shares were valued at $12,093. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share

On September 1, 2013, the Company issued 800,000 shares of common stock to a third party for conversion of a note payable in the amount of $32,000 (including principal and accrued interest). The shares were valued at $32,000. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share

On September 17, 2013, the Company issued 800,000 shares of common stock to a third party for conversion of a note payable in the amount of $32,000 (including principal and accrued interest). The shares were valued at $32,000. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share

11. SUBSEQUENT EVENTS

Subsequent to the fiscal year end, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 25, 2013	$20,000	500,000	$13,906
October 31, 2013	20,000	500,000	15,538
December 10, 2013	10,000	250,000	5,453
December 12, 2013	20,000	500,000	14,681
Total	$70,000	1,750,000	$49,578

12. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made. In the following table, natural gas liquids are included in natural gas reserves. The oil and natural gas liquids price as of September 30, 2013 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $98.38 per barrel. The gas price as of September 30, 2013 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $3.50 per Mcf. The oil and natural gas liquids price as of September 30, 2012 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $94.97 per barrel. The gas price as of September 30, 2012 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $2.79 per Mcf. The base prices were adjusted for heating content, premiums and product differentials based on historical revenue statements. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States in the states of Alabama and Texas.

The following table illustrates our estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by third party reservoir engineers. Our proved reserves are located in the United States of America, our home country.

Proved Reserves

	Oil (Barrels)	Gas (MCF)	Total (BOE)
Balance – September 30, 2011	—	—	—
New discoveries and extensions	6,120	5,704	7,071

Balance – September 30, 2012	6,120	5,704	7,071
Revisions of previous estimates	(5,085)	(5,553)	(6,010)
Purchases of minerals in place	1,768	—	1,768
Sales of oil and gas produced	(640)	(51)	(649)

Balance – September 30, 2013	2,163	100	2,180

	Proved Reserves as of September 30, 2013
	Oil (Barrels)	Gas (MCF)	Total (BOE)
Proved developed producing	2,163	100	2,180
Proved developed non-producing	—	—	—
Proved undeveloped	—	—	—
Total Proved reserves	2,163	100	2,180

	Proved Reserves as of September 30, 2012
	Oil (Barrels)	Gas (MCF)	Total (BOE)
Proved developed producing	—	—	—
Proved developed non-producing	6,120	5,704	7,071
Proved undeveloped	—	—	—
Total Proved reserves	6,120	5,704	7,071

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

	2013	2012
Unevaluated properties	$200,575	$153,264
Evaluated properties	264,589	128,000
	465,164	281,264
Less depreciation, depletion, amortization and impairment	140,812	—
Net capitalized cost	$324,352	$281,264

Costs Incurred in Oil and Gas Activities

All costs incurred associated with oil and gas activities were incurred in the United States of America. Costs incurred in property acquisition, exploration and development activities were as follows.

	2013	2012
Property acquisition
Unproved	$82,311	$280,764
Proved	75,000	—
Exploration	—	—
Development	26,589	—
Cost recovery	—	—
Total costs incurred	$183,900	$280,764

Costs Excluded

Our excluded costs relate to an ongoing project in Louisiana. As of September 30, 2013, the wells is currently being drilled. We anticipate including the excluded costs in the amortization base within the next fiscal year.

Costs Excluded by Year Incurred as of September 30, 2013

Year Incurred	Exploration Costs	Total
2012	$143,264	$143,264
2013	57,311	57,311
Total	$200,575	$200,575

Changes in Costs Excluded by Country

United States
Balance at September 30, 2011	$—

Additional Costs Incurred	280,764
Costs Transferred to DD&A Pool	(127,500)
Balance at September 30, 2012	$153,264

Additional Costs Incurred	82,311
Costs Transferred to DD&A Pool	(35,000)
Balance at September 30, 2013	$200,575

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

The Standardized Measure is as follows:

	2013	2012
Future cash inflows	$212,982	$549,360
Future production costs	(119,957)	(18,450)
Future development costs	(—)	(—)
Future income tax expenses	(—)	(112,955)
Future net cash flows	62,775	417,955
10% annual discount for estimated timing of cash flows	(837)	(131,626)
Future net cash flows at end of year	$61,938	$286,329

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for our proved oil and natural gas reserves during of the years ended September 30, 2103 and 2012:

	2013	2012
Standardized measure of discounted future net cash flows at beginning of year	$286,329	$—
Discoveries and extensions	—	363,711
Revisions of previous estimates	(315,803)	—
Purchases of minerals in place	28,735	—
Sales of oil and gas produced	(51,076)	—
Change in income taxes	77,382	(77,382)
Accretion of discount	36,371	—
Standardized measure of discounted future net cash flows at year end	$61,938	$286,329

The following schedule includes only the revenues from the production and sale of oil and gas. There is no income tax provision, because the results of operations for producing activities resulted in a loss for the year ended September 30, 2013. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

Results of Operations for Producing Activities

2013
Net revenues from production	$57,361

Expenses
Lease operating expense	6,285
Accretion	330
Operating expenses	6,615

Depreciation, depletion and amortization	60,671
Impairment of oil and gas properties	80,141
Total expenses	147,427

Results of operations	$(114,358)

Depreciation, depletion and amortization rate per net equivalent BOE	$93.48

We did not recognize any revenue or expense from the production and sale of oil and gas during the year ended September 30, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, which consists of our sole principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.

As of September 30, 2013, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013, based on the criteria set forth in the COSO Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts smaller reporting companies from providing attestation of their internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. As a result, this report does not provide such an attestation, and the Company will be exempt from providing such an attestation until the Company’s market capitalization reaches $75 million.

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

On October 3, 2013, Mr. Harvey Bryant resigned as our Chief Executive Officer, President and Director for medical reasons.

On the same date, our Board of Directors appointed Robert Federowicz as Interim Chief Executive Officer and Interim President. Mr. Federowicz will serve in that position until a permanent Chief Executive Officer and President is identified. Mr. Federowicz will also serve as a director. Mr. Federowicz has not been appointed to any committees of the Board as the Board does not presently have any committees. Mr. Federowicz previously served as Chief Executive Officer and President of First Titan from September 2011 until December 2012.

Mr. Federowicz was appointed as interim CEO and a director on October 3, 2013.

Biographies

Mr. Federowicz, age 43, brings over twenty years of experience as an entrepreneur and executive in the United States and in Poland. In the early 1990s, he served as project manager and government liaison for a small private U.S. energy development company, Hart Associates, Inc., working with the Polish government to facilitate the privatization and modernization of several coal-fired power plants. In 1994, Mr. Federowicz moved to the U.S. and continued to be involved in the development of various international power projects with Coastal Power Company, a subsidiary of the Coastal Corporation. In 1999, he was appointed Chief Information Officer for Hart Energy International, where he helped lead the company’s startup and growth efforts before eventually assisting in the company’s multi-million dollar merger with the U.K.-based Commonwealth Development Corp.

From 2005 through 2009, Mr. Federowicz was an owner and operator of a fitness gym in Houston, Texas. During 2010, he served as an account executive for Screentek, Inc., a seller of LCD screen technology for laptop computers. From December 2010 to September 2011, Mr. Federowicz was the Chief Executive Officer of Obscene Jeans Corp., a designer and manufacturer of specialty fashion products. Mr. Federowicz previously served as the Chief Executive Officer of the Company from September 2011 until December 2012. Since 2011, Mr. Federowicz has served as CEO of Quantum International Corp. and continues to serve in this position. Since January 2013, he has served as CEO of Aristocrat Group Corp. and continues to serve in this position. Mr. Federowicz is a graduate of the Warsaw School of Economics in Poland with a BBA in International Trade.

Mr. Federowicz does not have a written employment or other compensatory agreement with the Company. He is being paid $2,500 per month for his services to the Company.

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

Mr. Federowicz is paid $2,500 per month for his services to the Company. He does not have a written employment agreement with the Company.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended September 30, 2013, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non—Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Harvey Bryant, President, former CEO and Chairman of the Board	2013 2012	$120,000 $ —	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$120,000 $ —
Robert Federowicz, interim President, CEO, Chairman of the Board	2013 2012	$ 25,000 $120,000	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ 25,000 $120,000

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
Robert Federowicz	0	0	0	0	0	0	0	0	0
Harvey Bryant	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board. We have no non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of December 31, 2013, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Eaton Central America San Francisco 65 East Street House No 35 Panama City, Panama	4,711,250	39.71%
Robert Tatar	—	—%
Robert Federowicz	—	—%
Harvey Bryant	—	—%

All directors and executive officers as a group (1 person)	—	—%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the year ended September 30, 2013, we were billed by our accountants, M&K CPAS, PLLC, approximately $19,000 for audit and review fees.

Tax Fees

During the year ended September 30, 2013, we were billed by our accountants, M&K CPAS, PLLC, approximately $0 for tax work.

All Other Fees

During the year ended September 30, 2013, we were billed by our accountants, M&K CPAS, PLLC, approximately $0 for other work.

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

FIRST TITAN CORP.

Dated: January 14, 2014	By:	/s/ Robert Federowicz
Robert Federowicz
Interim President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director