Form 10-K/A
period 2013-09-30
First Titan Corp.
filed 2014-01-23
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K /A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2013 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission on January 14, 2013.

Additionally, we corrected typographical errors in note 12. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED): (1) The table under the subheading “Costs Excluded by Year Incurred as of September 30, 2013” on page 27. The original column heading “Exploration Costs” has been corrected to state “Acquisition Costs”. The dollar amounts listed for the “Year Incurred” during “2012” and “2013” have been corrected as well; (2) The table under the subheading “The Standardized Measure is as follows:” on page 28. For the line item labeled “Future development costs” under the column heading “2013”, the dollar amount of “(—)” has been corrected to state “(30,250)”.

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

Costs Excluded by Year Incurred as of September 30, 2013

Year Incurred	Acquisition Costs	Total
2012	$153,264	$153,264
2013	47,311	47,311
Total	$200,575	$200,575

Changes in Costs Excluded by Country

United States
Balance at September 30, 2011	$—

Additional Costs Incurred	280,764
Costs Transferred to DD&A Pool	(127,500)
Balance at September 30, 2012	$153,264

Additional Costs Incurred	82,311
Costs Transferred to DD&A Pool	(35,000)
Balance at September 30, 2013	$200,575

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

The Standardized Measure is as follows:

	2013	2012
Future cash inflows	$212,982	$549,360
Future production costs	(119,957)	(18,450)
Future development costs	(30,250)	(—)
Future income tax expenses	(—)	(112,955)
Future net cash flows	62,775	417,955
10% annual discount for estimated timing of cash flows	(837)	(131,626)
Future net cash flows at end of year	$61,938	$286,329

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

FIRST TITAN CORP.

Dated: January 23 , 2014	By:	/s/ Robert Federowicz
Robert Federowicz
Interim President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director