Form 10-Q
period 2013-12-31
First Titan Corp.
filed 2014-02-14
CIK 1502152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 13,113,730 shares of Registrant’s $0.0001 par value common stock issued and outstanding as of February 12, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Titan Corp., a Florida corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Titan Corp.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash	$29,659	$127,748
Accounts receivable and accrued revenue	26,832	10,458
Prepaid expenses	4,500	—
Total current assets	60,991	138,206

Oil and gas property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $83,571 and $60,671, respectively and net of accumulated impairment of $80,141 and $80,141, respectively	101,376	123,777
Unevaluated property	200,575	200,575

Total assets	$362,942	$462,558

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$153,867	$113,558
Advances payable	44,650	—
Current portion of asset retirement obligation	7,500	7,500
Total current liabilities	206,017	121,058

Convertible notes payable, net of discount of $756,382 and $925,840, respectively	162,838	76,262
Accrued interest payable	23,148	5,812
Asset retirement obligation	14,492	14,144
Total liabilities	406,495	217,276

Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 250,000,000 shares authorized; 13,113,730 and 10,863,730 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	1,311	1,086
Additional paid-in capital	2,447,262	2,355,801
Accumulated deficit	(2,492,126)	(2,111,605)

Total stockholders’ equity (deficit)	(43,553)	245,282

Total liabilities and stockholders’ equity (deficit)	$362,942	$462,558

The accompanying notes are an integral part of these consolidated financial statements

First Titan Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,
	2013	2012

OIL AND GAS SALES, net	$32,210	$23,957

OPERATING EXPENSE:
Lease operating expense	3,817	312
Depletion, depreciation and amortization	22,900	5,004
Accretion expense	348	4
Impairment of investment in joint venture	25,000	—
General and administrative	165,068	77,781

LOSS FROM OPERATIONS	(184,923)	(59,144)

Other income (expense):
Interest expense	(195,598)	(36,863)

NET LOSS	$(380,521)	$(96,007)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and fully diluted	11,741,447	5,831,741

The accompanying notes are an integral part of the consolidated financial statements.

First Titan Corp.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended December 31, 2013

(Unaudited)

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Balance, September 30, 2013	10,863,730	$1,086	$2,355,801	$(2,111,605)	$245,282

Issuance of common stock for conversion of debt	2,250,000	225	89,775	—	90,000
Imputed interest	—	—	1,686	—	1,686
Net loss	—	—	—	(380,521)	(380,521)

Balance, December 31, 2013	13,113,730	$1,311	$2,447,262	$(2,492,126)	$(43,553)

The accompanying notes are an integral part of the consolidated financial statements

First Titan Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended December 31,
	2013	2012

Operating activities
Net loss	$(380,521)	$(96,007)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion and accretion	23,248	5,008
Impairment of investment in joint venture	25,000	—
Amortization of discount on convertible notes payable	169,458	23,782
Imputed interest	1,686	9,968
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue receivable	(16,374)	(23,957)
Prepaid expenses	(4,500)	—
Accounts payable and accrued liabilities	64,763	11,667
Net cash used by operating activities	(117,240)	(69,539)

Investing activities
Investment in joint venture	(25,000)	—
Investment in oil and gas properties	(499)	(61,000)
Net cash used by investing activities	(25,499)	(61,000)

Financing activities
Proceeds from advances	44,650	135,915
Net cash provided by financing activities	44,650	135,915

Net increase(decrease) in cash	(98,089)	5,376

Cash at beginning of period	127,748	1,359

Cash at end of period	$29,659	$6,735

Cash paid for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosures non-cash investing and financing activities:
Common stock issued for conversion of note payable	$90,000	$22,000

The accompanying notes are an integral part of the consolidated financial statements.

First Titan Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

NOTE 2. GOING CONCERN

For the three months ended December 31, 2013, the Company had a net loss of $380,521 and negative cash flow from operating activities of $117,240. As of December 31, 2013, the Company has negative working capital of $145,026. Although the Company began receiving revenue on October 1, 2012, management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Interim Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the period ended September 30, 2013 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on April 1, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended September 30, 2013 have been omitted.

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

Credit Risk Due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the three months ended December 31, 2013, two operators accounted for 81% and 19% of our oil and gas sales. Those operators account for 100% and 0% of accounts receivable as of December 31, 2013. We did not recognize any credit losses during the three months ended December 31, 2013. We have not recognized an allowance for doubtful accounts as of December 31, 2013. All amounts receivable as of December 31, 2013 were collected subsequent to year end.

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2013 and September 30, 2013.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $22,900 and $5,004 of depletion during the three months ended December 31, 2013 and 2012, respectively. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of December 31, 2013, the Company has oil and gas properties in the amount of $200,575 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of December 31, 2013 is expected to be added to amortization during the year ending September 30, 2014. The table below sets forth the cost of unproved properties excluded from the amortization base as of December 31, 2013 and notes the year in which the associated costs were incurred:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On September 16, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

The following table presents assets that were measured and recognized at fair value as of December 31, 2013 and September 30, 2013 and the periods then ended on a recurring and nonrecurring basis:

December 31, 2013				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Asset retirement obligation	$—	$—	$21,992	$—
Totals	$—	$—	$21,992	$—

September 30, 2013				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Asset retirement obligation	$—	$—	$21,644	$—
Totals	$—	$—	$21,644	$

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

NOTE 4. INVESTMENT IN JOINT VENTURE

On October 11, 2013, we entered into a joint venture agreement with Biofuels Power Corp. The purpose of the joint venture is to explore business opportunities in the natural gas conversion business. Biofuels Power Corp. will operate the joint venture. Under the terms of the agreement, we will contribute introductions and consulting with respect to marketing and introductions for business. In addition, we will fund up to $100,000 in monthly contributions of $20,000. These contributions are solely at the discretion of the Company. In exchange for the contributions, we will receive common stock of Biofuels Power Corp. at two-thirds of the market price of the common stock.

During the three months ended December 31, 2013, we contributed $25,000 to the joint venture. Although the Company feels that this is a viable investment, management has determined that it had to impair the investment in the joint venture with Biofuels Power Corp. There are no financial records which would support the valuation of the investment. As a result, we recognized a loss on the impairment of $25,000 during the three months ended December 31, 2013.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. ADVANCES FROM THIRD PARTIES

During the three months ended December 31, 2013, the Company received net, non-interest bearing advances from certain third parties totaling $44,650. The total amount due under these advances as of December 31, 2013 was $44,650. These advances are not collateralized, non-interest bearing and are due on demand. During the three months ended December 31, 2013, we recognized imputed interest expense in the amount of $1,686 on these advances.

NOTE 7. CONVERTIBLE NOTES PAYABLE

During the three months ended December 31, 2013, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 25, 2013	$ 20,000	500,000	$ 14,119
October 31, 2013	20,000	500,000	15,961
December 10, 2013	10,000	250,000	5,818
December 12, 2013	20,000	500,000	15,717
December 27, 2013	20,000	500,000	15,083
Total	$ 90,000	2,250,000	$ 66,698

As of December 31, 2013, the balance of the note dated February 28, 2013 was $200,221.

NOTE 8. STOCKHOLDERS’ EQUITY

On October 25, 2013, the Company issued 500,000 shares of common stock to a third party for conversion of a note payable in the principal and accrued interest amount of $20,000. The shares were valued at $20,000 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On October 31, 2013, the Company issued 500,000 shares of common stock to a third party for conversion of a note payable in the principal and accrued interest amount of $20,000. The shares were valued at $20,000 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On December 10, 2013, the Company issued 250,000 shares of common stock to a third party for conversion of a note payable in the principal and accrued interest amount of $10,000. The shares were valued at $10,000 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On December 12, 2013, the Company issued 500,000 shares of common stock to a third party for conversion of a note payable in the principal and accrued interest amount of $20,000. The shares were valued at $20,000 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

On December 27, 2013, the Company issued 500,000 shares of common stock to a third party for conversion of a note payable in the principal and accrued interest amount of $20,000. The shares were valued at $20,000 and no gain or loss was recognized on the conversion as it occurred within the terms of the agreement which provided for conversion at $0.04 per share.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements contained elsewhere in this document and in conjunction with the Company’s Form 10-K for the year ended September 30, 2013. Results for interim periods may not be indicative of results for the full year.

We incurred a net loss of $380,521 for the three months ended December 31, 2013, and had a working capital deficit of $145,026 as of December 31, 2013. We do not anticipate having positive net income or positive cash flows from operations in the immediate future. Net cash used by operations for the three months ended December 31, 2013 was $117,240.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the three months ended December 31, 2013 compared to the three months ended December 31, 2012

Oil and gas sales

We earned net revenue of $32,210 during the three months ended December 31, 2013 compared to revenue of $23,957 for the comparable period of 2012. Revenue increased because there were two producing wells during the three months ended December 31, 2013 compared to only one well during the same period of 2012.

Lease operating expense

We incurred lease operating expense of $3,817 and $312 during the three months ended December 31, 2013 and 2012, respectively. Lease operating expense has increased as a resulting of adding the second well which has higher operating expense.

Depletion, depreciation and amortization

We incurred depletion expense of $22,900 and $5,004 during the three months ended December 31, 2013 and 2012. The depletion rate has increased from 2012 to 2013 due to the decrease in the reserves estimated in the reserve report as of September 30, 2013.

Impairment of investment in joint venture

During the three months ended December 31, 2013, we recognized impairment of an investment in a joint venture of $25,000 as a result of impairing the investment in the joint venture with Biofuels Power Corp.

General and Administrative Expenses

General and administrative expenses increased in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 from $77,781 to $165,068. The increase in general and administrative expense was primarily due to an increase in consulting fees and office expense.

Loss from Operations

The increase in our loss from operations for the three months ended December 31, 2013 as compared to the comparable period of 2012 from $59,144 to $184,923 is due to the increase in general and administrative expenses described above.

Interest expense

We incurred interest expense of $195,598 during the three months ended December 31, 2013 and $36,863 during the comparable period of 2012. Interest expense increased as a result of the increase in convertible notes payable.

Net Loss

We recognized a net loss of $380,521 for the three months ended December 31, 2013 as compared to a net loss of $96,007 for the three months ended December 31, 2012. The change in net loss is primarily attributable to the decrease in general and administrative expense described above.

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

During the three months ended December 31, 2013, we incurred a net loss of $380,521. We raised the cash amounts to be used in these activities from advances. As of December 31, 2013, we have negative working capital of $145,026.

As of December 31, 2013, we had $29,659 of cash on hand. This amount of cash will be adequate to fund our operations for less than three months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

FIRST TITAN CORP.

February 14, 2014	By:	/s/ Robert Federowicz
Robert Federowicz
Interim President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director