Form 10-Q/A
period 2013-12-31
First Titan Corp.
filed 2014-02-21
CIK 1502152

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended December 31, 2013, filed with the Securities and Exchange Commission on February 14, 2014.

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

* Previously submitted.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TITAN CORP.

February 21, 2014	By:	/s/ Robert Federowicz
Robert Federowicz
Interim President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director