Form 10-Q
period 2014-03-31
First Titan Corp.
filed 2014-05-20
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-170315

FIRST TITAN CORP.

(Exact name of registrant as specified in its charter)

Florida	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

495 Grand Boulevard, Suite 206 Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2014, 16,113,730 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Titan Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST TITAN CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	September 30, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$91,107	$127,748
Accounts receivable	22,013	10,458
Total current assets	113,120	138,206

Oil and gas properties
Evaluated property, net of accumulated depletion of $91,301 and $60,671 and net of accumulated impairment of $80,141 and $80,141, respectively.	97,817	123,777
Unevaluated property	200,575	200,575
Total oil and gas properties	298,392	324,352

TOTAL ASSETS	$411,512	$462,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$157,729	$113,558
Advances payable	203,980	—
Current portion of asset retirement obligation	7,500	7,500
Total current liabilities	369,209	121,058

Convertible notes payable, net of discount of $698,775 and $925,840, respectively.	155,993	76,262
Accrued interest payable	25,840	5,812
Asset retirement obligation	14,670	14,144
TOTAL LIABILITIES	565,712	217,276

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 14,813,730 and 10,863,730 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively.	1,481	1,086
Additional paid-in capital	2,518,006	2,355,801
Accumulated deficit	(2,673,687)	(2,111,605)
Total stockholders’ equity (deficit)	(154,200)	245,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$411,512	$462,558

The accompany notes are an integral part of these unaudited financial statements.

FIRST TITAN CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013

OIL AND GAS SALES, net	$54,069	$37,707	$21,859	$13,750

OPERATING EXPENSES
Lease operating expense	11,324	633	7,507	321
Depletion, depreciation and amortization	30,630	7,206	7,730	2,202
Accretion expense	526	17	178	13
Impairment of oil and gas properties	35,000	—	10,000	—
General and administrative expense	276,313	224,289	111,245	146,508

LOSS FROM OPERATIONS	(299,724)	(194,438)	(114,801)	(135,294)

OTHER INCOME (EXPENSE)
Interest expense	(262,359)	(137,462)	(66,761)	(100,599)

NET LOSS	$(562,083)	(331,900)	(181,562)	(235,893)

NET LOSS PER COMMON SHARE – basic and fully diluted	$(0.04)	(0.05)	$(0.01)	$(0.03)

COMMON SHARES OUTSTANDING basic and fully diluted	12,744,225	6,581,719	13,769,286	7,350,797

The accompany notes are an integral part of these unaudited financial statements.

FIRST TITAN CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In
	Shares	Amount	Capital	Deficit	Total

BALANCE, September 30, 2012	5,646,416	$564	$1,058,795	$(1,165,494)	$(106,134)

Shares issued for conversion of notes payable	5,217,315	522	208,172	—	208,694
Discount on issuance of convertible note payable	—	—	1,048,049	—	1,048,049
Imputed Interest	—	—	40,785	—	40,785
Net Loss	—	—	—	(946,111)	(945,111)

BALANCE, September 30, 2013	10,863,730	$1,086	2,355,801	$(2,111,605)	$245,282

Shares issued for conversion of notes payable	3,950,000	395	157,605	—	158,000
Imputed Interest	—	—	4,600	—	4,600
Net Loss	—	—	—	(562,083)	(562,083)

BALANCE, March 31, 2014	14,813,730	$1,481	$2,518,006	$(2,673,687)	$(154,200)

The accompany notes are an integral part of these unaudited financial statements.

FIRST TITAN CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(562,083)	$(331,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	31,156	7,223
Impairment of oil and gas properties	35,000	—
Amortization of discount on convertible note payable	227,065	108,444
Imputed interest expense	4,600	21,550
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(11,555)	(13,984)
Accounts payable and accrued liabilities	74,865	86,820
NET CASH USED IN OPERATING ACTIVITIES	(200,952)	(121,847)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in oil and gas properties	(4,669)	(86,040)
Investment in joint venture	(35,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(39,669)	(86,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	203,980	241,015
NET CASH PROVIDED BY FINANCING ACTIVITIES	203,980	241,015

NET INCREASE (DECREASE) IN CASH	(36,641)	33,128

CASH, at the beginning of the period	127,748	1,359

CASH, at the end of the period	$91,107	$34,487

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$—	$329,050
Beneficial conversion on convertible note payable	$—	$329,050
Common stock issue for conversion of note payable	$158,000	$115,600

The accompany notes are an integral part of these unaudited financial statements.

FIRST TITAN CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Note 2. Going Concern

For the six months ended March 31, 2014, the Company had a net loss of $562,083 and negative cash flow from operating activities of $200,952. As of March 31, 2014, the Company has negative working capital of $256,089. Although the Company began receiving revenue on October 1, 2012, management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the fiscal year ended September 30, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”). Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statement for the most recent fish year ended September 30, 2013 have been omitted.

The results of operations for the six month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2014.

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

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the six months ended March 31, 2014, two operators accounted for 88% and 12% of our oil and gas sales. Those operators account for 75% and 25% of accounts receivable as of March 31, 2014. We did not recognize any credit losses during the six months ended March 31, 2014. We have not recognized an allowance for doubtful accounts as of March 31, 2014. All accounts receivable as of March 31, 2014 were collected subsequent to year end.

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of six months or less are considered to be cash equivalents.

Cash was $91,107 and $127,748 at March 31, 2014 and September 30, 2013, respectively. There were no cash equivalents as March 31, 2014 and September 30, 2013.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $30,630  and $7,206 of depletion during the six months ended March 31, 2014 and 2013, respectively. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of March 31, 2014, the Company has oil and gas properties in the amount of $200,575 which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of March 31, 2014 are expected to be added to amortization during the year ending September 30, 2014. The table below sets forth the cost of unproved properties excluded from the amortization base as of March 31, 2014 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2012	2013	2014	Total
Acquisition costs	$153,264	$47,311	$—	$200,575
Development costs	—	—	—	—
Exploration costs	—	—	—	—
Total	$153,264	$47,311	$—	$200,575

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

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Revenue Recognition

Sales of crude oil are recognized when the delivery to the purchaser has occurred and title has been transferred. This occurs when oil has been delivered to a pipeline or a tank lifting has occurred. Crude oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

On September 16, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

The following table presents assets that were measured and recognized at fair value as of March 31, 2014 and September 30, 2013 and the periods then ended on a recurring and nonrecurring basis:

March, 31 2014 Description	Level 1		Level 2		Level 3	Total Realized Loss
Asset retirement obligation		$—		$—	$22,170	$—
Totals	$		$		$22,170	$—

September, 30 2013 Description	Level 1		Level 2		Level 3	Total Realized Loss
Asset retirement obligation		$—		$—	$21,644	$—
Totals	$		$		$21,644	$—

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

During the six months ended March 31, 2014, we contributed $35,000 to the joint venture. Although the Company feels that this is a viable investment, management has determined that it had to impair the investment in the joint venture with Biofuels Power Corp. There are no financial records which would support the valuation of the investment. As a result, we recognized a loss on the impairment of $35,000 during six months ended March 31, 2014

Note 5. Related Party Transactions

On March 14, 2014, the Company entered into a participation and operating agreement (the “Participation Agreement”) with SoHo Resource Holdings I, LLC (“SoHo”) for the joint acquisition and development of oil and gas leases in Bell, Milam, Falls, Robertson, Limestone, Freestone, Leon, Madison and Brazos counties in Texas (the “Target Area”). Under the terms of the Participation Agreement, the Company will pay $300 per acre for its proportionate share of acreage in the Target Area (the “Target Acreage”). The Target Acreage, which will not have more than a 25% royalty burden, will be acquired by SoHo, who will manage all operations under the Participation Agreement. Under the terms of the Participation Agreement, the Company will be invoiced for its share of the Target Acreage cost and will have thirty days to pay its proportionate cost for the Target Acreage. The Company will pay 33.33% of the drilling and completion costs associated with the wells drilled and/or recompleted on the Target Acreage in order to receive its 25.00% working interest in the wells until payout and 18.75% working interest after well payout. Under the terms of the Participation Agreement, the Company must remit its proportionate share of drilling and completion costs within fifteen days of notice by SoHo.

G. Jonathan Pina, our CEO, owns 50% of the membership interest in SoHo; however he does not have daily management oversight of SoHo. As of March 31, 2014, the Company had not yet made any payments to SoHo.

Note 6. Advances from Third Parties

During the six months ended March 31, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $203,980. The total amount due under these advances as of March 31, 2014 was $203,980. These advances are not collateralized, non-interest bearing and are due on demand. During the six months ended March 31, 2014, we recognized imputed interest expense in the amount of $4,600 on these advances.

Note 7. Convertible Notes Payable

During six months ended March 31, 2014, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 25, 2013	$20,000	500,000	$14,119
October 31, 2013	20,000	500,000	15,961
December 10, 2013	10,000	250,000	5,818
December 12, 2013	20,000	500,000	15,717
December 27, 2013	20,000	500,000	15,083
February 7, 2013	20,000	500,000	13,028
March 3, 2014	24,000	600,000	16,222
March 4, 2014	24,000	600,000	16,967
Total	$158,000	3,950,000	112,916

As of March 31, 2014, the balance of the note dated February 28, 2013 was $135,769.

Note 8. Stockholders’ Equity

Conversion of Shares

During six months ended March 31, 2014, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
October 25, 2013	$20,000	500,000
October 31, 2013	20,000	500,000
December 10, 2013	10,000	250,000
December 12, 2013	20,000	500,000
December 27, 2013	20,000	500,000
February 7, 2013	20,000	500,000
March 3, 2014	24,000	600,000
March 4, 2014	24,000	600,000
Total	$158,000	3,950,000

Imputed Interest

During six months ended March 31, 2014, the Company recognized imputed interest of $4,600 as an increase to shareholders’ equity.

Note 9. Subsequent Events

On April 1, 2014, the Company issued 600,000 shares of common stock to a third party for conversion of $24,000 of principal and interest on the convertible note dated February 28, 2013. The shares were valued at $24,000 and no gain or loss was recognized on the conversion as it occurred with the terms of the agreement which provide for conversion at $0.04 per share.

On April 14, 2014, the Company issued 700,000 shares of common stock to a third party for conversion of $28,000 of principal and interest on the convertible note dated February 28, 2013. The shares were valued at $28,000 and no gain or loss was recognized on the conversion as it occurred with the terms of the agreement which provide for conversion at $0.04 per share.

On April 25, 2014, the Company issued 800,000 shares of common stock to a third party for conversion of $32,000 of principal and interest on the convertible note dated February 28, 2013. The shares were valued at $32,000 and no gain or loss was recognized on the conversion as it occurred with the terms of the agreement which provide for conversion at $0.04 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Titan Corp was incorporated in Florida on September 16, 2010. The Company intended to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company was considered to be in the development stage in accordance with ASC 915 until October 1, 2012 when it began receiving revenue.

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

Louisiana – On January 3, 2012, we entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). The South Lake Charles Prospect is located seven miles south of the city of Lake Charles, Louisiana. It is a middle Oligocene age geo-pressured prospect located in the middle and lower hackberry sands. Under the terms of the Participation Agreement, we will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. We will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. We anticipate that our share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. On August 12, 2013, the Participation Agreement was amended to reduce our working interest to 1.8%. As a result, our share of the drilling cost is expected to be approximately $181,000. The Company has paid $143,264 of its share of the costs of the well to date. We will receive 1.4% of the revenue from this well. The well is currently being drilled and is expected to be completed during fiscal 2014.

During October 2012, we acquired a working interest in the Lake Boeuf Field in Southeast Louisiana. The field covers 300 acres in Lafourche Parish. The prospect was a 12,025 directional well to be drilled utilizing a land rig. The project has been indefinitely suspended. All amounts invested in this project have been transferred to the South Lake Charles Prospect.

Texas – On July 7, 2013, the Company acquired a 30% working interest in the Minns Project located in Waller County, Texas. The project included three producing wells and a salt water disposal well within the Brookshire Field. The project is targeted for additional development vis-à-vis reworks, deepening of wells, and potentially drilling new wells on the property.

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

Results of Operations

Six months ended March 31, 2014 compared to the six months ended March 31, 2013

Oil and Gas Sales

We earned net revenue of $54,069 during the six months sended March 31, 2014, compared to $37,707 during the comparable period in last year. The increase of revenue is due to the acquisition of the Minns Project late in fiscal 2013. The Minns Project did not generate any revenue during the six months ended March 31, 2013.

Lease operating expense

We incurred lease operating expense of $11,324 and $633 during the six months ended March 31, 2014 and 2013, respectively. The increase of lease operating expense is due to the acquisition of the Minns Project late in fiscal 2013.

Depletion, depreciation & amortization

We incurred depletion expense of $30,630 during the six months ended March 31, 2014, and $7,206 for the comparable period last year. The increase in depletion, depreciation and amortization is the result of higher production combined with a higher rate of depletion per BOE during the six months ended March 31, 2014.

Impairment of investment in joint venture

During the six months ended March 31, 2014, we recognized impairment of an investment in a joint venture of $35,000 as a result of impairing our investment in the joint venture with Biofuels Power Corp.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $276,313 and $224,289 for the six months ended March 31, 2014 and ended 2013, respectively. The increase is due to the higher professional fees during the current year.

Loss from Operations

Our loss from operation for the six months ended March 31, 2014 and 2013  from $194,438 to $299,724, primarily due to the increases in depletion, impairment and  professional fees discussed above.

Interest Expense

Interest expense  from $137,462 for the six months ended  March 31, 2013 to $262,359 for the six months ended  March 31, 2014. Interest expense for the six months ended March 31, 2014 included amortization of discount on convertible notes payable in the amount of $227,065, compared to $108,444 for the comparable period of 2013. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net

We incurred a net of $562,083 for the six months ended March 31, 2014 as compared to $331,900 for the comparable period of 2013. The  in the net  was primarily the result of the increases in depletion, impairment, professional fees and interest expense discussed above.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Oil and Gas Sales

We earned net revenue of $21,859 during the period, compared to $13,750 during the comparable period in last year. The increase of revenue is due to the acquisition of the Minns Project late in fiscal 2013.

Lease operating expense

We incurred lease operating expense of $7,507 and $321 during the three months ended March 31, 2014 and 2013, respectively. The increase of lease operating expense is due to the acquisition of the Minns Project late in fiscal 2013.

Depletion, depreciation & amortization

We incurred depletion, depreciation and amortization expense of $7,730 during the three months ended March 31, 2014, and $2,202 for the comparable period of previous year. The increase in depletion, depreciation and amortization is the result of higher production combined with a higher rate of depletion per BOE during the three months ended March 31, 2014.

Impairment of investment in joint venture

During the three months ended March 31, 2014, we recognized impairment of an investment in a joint venture of $10,000 as a result of impairing our investment in the joint venture with Biofuels Power Corp.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $111,245 and $146,508 for the three months ended March 31, 2014 and 2013, respectively. The decrease was primarily the result of lower management fees.

Loss from Operations

Our loss from operation for the six months ended March 31, 2014 and 2013  from $135,294 to $114,801, due to a greater incremental increase in revenue when compared to the incremental increase of expenses during the period.

Interest Expense

Interest expense  from $100,599 for the three months ended March 31, 2013 to $66,761 for the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2014 included amortization of discount on convertible notes payable in the amount $57,607, compared to $84,662 for the comparable period of 2013. The remaining decrease is the result of the lower principal balances on convertible notes payable.

Net

We incurred a net  of $181,562 for the three months ended March 31, 2014 as compared to $235,893 for the comparable period of 2013. The  in the net  was primarily the result of a greater incremental increase in revenue when compared to the incremental increase of expenses during the period.

Going Concern

Liquidity and Capital Resources

We anticipate needing approximately of $750,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

During the three months ended March 31, 2014, we incurred a net  of $181,562. We raised the cash amount to be used in these activities from advances. As of March 31, 2014, we had cash on hand of $91,107 and  of $256,089. Our cash on hand will be adequate to fund our operations for approximately three months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Article of Incorporation (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
3.2	Bylaws (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
10.1	Working Interest Purchase and Sale Agreement (incorporated by reference to Form 10-Q for the quarter ended December 31, 2011, filed on February 14, 2012).
31.1 (2)	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.1 (2)	Section 1350 Certification of principal executive officer and principal financial accounting officer.
101 (1),(2)	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.

(1)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
(2)	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: May 20, 2014	BY: /s/ G. Jonathan Piña
G. Jonathan Piña
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director