Form 10-Q
period 2014-06-30
First Titan Corp.
filed 2014-08-19
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☐ No ☑

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2014, 21,760,026 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST TITAN CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	September 30, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,761	$127,748
Accounts receivable and accrued revenue	21,781	10,458
Prepaid expenses	12,160	—
Total current assets	51,702	138,206

Investment in available-for-sale securities	56,279	—
Oil and gas properties, full cost method of accounting
Evaluated property, net of accumulated depletion of $122,678 and $60,671 and net of accumulated impairment of $80,141 and $80,141, respectively.	66,484	123,777
Unevaluated property	250,575	200,575
Total oil and gas properties	317,059	324,352

TOTAL ASSETS	$425,040	$462,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$189,063	$113,558
Current portion of convertible notes payable, net of discount of $52,787 and $0, respectively.	56,509	—
Current portion of accrued interest payable	120	—
Current portion of asset retirement obligation	7,500	7,500
Total current liabilities	253,192	121,058

Convertible notes payable, net of discount of $607,087 and $925,840, respectively.	197,632	76,262
Accrued interest payable	39,526	5,812
Asset retirement obligation	15,040	14,144
TOTAL LIABILITIES	505,390	217,276

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value; 250,000,000 shares authorized; 20,760,026 and 10,863,730 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively.	2,076	1,086
Additional paid-in capital	3,037,607	2,355,801
Accumulated deficit	(3,141,312)	(2,111,605)
Accumulated other comprehensive income	21,279	—
Total stockholders’ equity (deficit)	(80,350)	245,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$425,040	$462,558

The accompany notes are an integral part of these unaudited financial statements.

FIRST TITAN CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

OIL AND GAS SALES, net	$82,133	$40,622	$28,064	$2,915

OPERATING EXPENSES
Lease operating expense	13,489	819	2,165	186
Depletion, depreciation and amortization	62,007	7,206	31,377	—
Accretion expense	896	25	370	8
General and administrative expense	417,223	348,847	140,910	124,558

LOSS FROM OPERATIONS	(411,482)	(316,275)	(146,758)	(121,837)

OTHER INCOME (EXPENSE)
Interest expense	(618,225)	(193,245)	(355,866)	(55,783)

NET LOSS	$(1,029,707)	$(509,520)	$(502,624)	$(177,620)

NET LOSS PER COMMON SHARE – basic and fully diluted	$(0.07)	$(0.07)	$(0.03)	$(0.02)

COMMON SHARES OUTSTANDING basic and fully diluted	14,310,806	7,307,182	17,443,970	9,932,407

The accompany notes are an integral part of these unaudited financial statements.

FIRST TITAN CORP.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Nine months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

NET LOSS	$(1,029,707)	(509,520)	(502,624)	(177,620)

Change in fair value of available-for-sale securities	21,279	—	(1,941)	—

Comprehensive loss	$(1,008,428)	$(509,520)	$(504,205)	$(177,620)

The accompany notes are an integral part of these unaudited financial statements.

FIRST TITAN CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE, September 30, 2013	10,863,730	$1,086	2,355,801	$—	$(2,111,605)	$245,282

Net loss	—	—	—	—	(1,029,707)	(1,029,707)
Other comprehensive income	—	—	—	21,279	—	21,279
Comprehensive loss						(1,008,428)
Shares issued for conversion of notes payable	9,896,296	990	394,862	—	—	395,852
Discount on issuance of convertible note payable	—	—	276,285	—	—	276,285
Imputed interest	—	—	10,659	—	—	10,659

BALANCE, June 30, 2014	20,760,026	$2,076	$3,037,607	$21,279	$(3,141,312)	$(80,350)

The accompany notes are an integral part of these unaudited financial statements.

FIRST TITAN CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,029,707)	$(509,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	62,903	7,231
Impairment of oil and gas properties	—	—
Amortization of discount on convertible note payable	542,251	149,412
Imputed interest expense	10,659	29,191
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(11,323)	(6,150)
Prepaid expenses	(12,160)	—
Accounts payable	75,505	26,500
Accrued interest payable	65,314	14,642
NET CASH USED IN OPERATING ACTIVITIES	(296,558)	(288,694)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in oil and gas properties	(54,714)	(86,199)
Purchase of available for sale securities	(35,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(89,714)	(86,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	276,285	577,531
NET CASH PROVIDED BY FINANCING ACTIVITIES	276,285	577,531

NET INCREASE (DECREASE) IN CASH	(109,987)	202,638

CASH, at the beginning of the period	127,748	1,359

CASH, at the end of the period	$17,761	$203,997

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Change in fair value of available-for-sale securities	$21,279	$—
Refinancing of advances into convertible notes payable	$—	$519,615
Beneficial conversion feature on convertible note payable	$276,285	$519,615
Common stock issue for conversion of note payable	$395,852	$144,693

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

The Company was incorporated on September 16, 2010 with our corporate headquarters located in Bradenton, Florida. Our year-end is September 30.

On September 16, 2011, First Titan Corporation created First Titan Energy, LLC to invest in oil and gas properties, greenfield projects and in the development of cutting edge exploration and production technologies.

On September 16, 2011, we formed a new subsidiary company —First Titan Technical, LLC—to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles.

Restatement

In July 2014, the Company determined that due to an error in accounting for the acquisition of available for sale securities, the Company’s consolidated financial statements as of and for the periods ended December 31, 2013 and March 31, 2014 should no longer be relied upon. The purpose of the restatement was to correct the accounting for our purchase of the common stock of BioFuels Power Corp. The Company had originally written off its investment in the common stock of BioFuels Power Corp. However, since the common stock is quoted on a public market, the investment in the common stock should have been accounted for as an investment in available for sale securities. As a result of the restatement, the common stock was recorded at its fair market value on each balance sheet date. Changes in the fair market value of the securities are recognized in other comprehensive income.

The Company restated the consolidated statements of operations and comprehensive loss for the three months ended December 31, 2013 and for the six months and three months ended March 31, 2014 as follows:

	Three months ended December 31, 2013
	As originally reported	Adjustments		As Restated

OIL AND GAS SALES, net	$32,210			$32,210

OPERATING EXPENSES
Lease operating expense	3,817			3,817
Depletion, depreciation and amortization	22,900			22,900
Accretion expense	348			348
Impairment of investments	25,000	(25,000	) (1)	—
General and administrative expense	165,068			165,068

LOSS FROM OPERATIONS	(184,923)			(159,923)

OTHER EXPENSE:
Interest expense	(195,598)			(195,598)

Net loss	$(380,521)			$(355,521)

Change in fair value of available for sale securities	—	4,640	(2)	4,640

Comprehensive loss	$(380,521)			$(350,881)

Net loss per common share – basic and diluted	$(0.03)			$(0.03)

Weighted average number of common shares outstanding- basic and diluted	11,741,447			11,741,447

	Six months ended March 31, 2014
	As originally reported	Adjustments		As Restated

OIL AND GAS SALES, net	$54,069			$54,069

OPERATING EXPENSES
Lease operating expense	11,324			11,324
Depletion, depreciation and amortization	30,630			30,630
Accretion expense	526			526
Impairment of investments	35,000	(35,000	) (1)	—
General and administrative expense	276,313			276,313

LOSS FROM OPERATIONS	(299,724)			(264,724)

OTHER EXPENSE:
Interest expense	(262,359)			(262,359)

Net loss	$(562,083)			$(527,083)

Change in fair value of available for sale securities	—	23,220	(2)	23,220

Comprehensive loss	$(562,083)			$(503,863)

Net loss per common share – basic and diluted	$(0.04)			$(0.04)

Weighted average number of common shares outstanding- basic and diluted	12,744,225			12,744,225

	Three months ended March 31, 2014
	As originally reported	Adjustments		As Restated

OIL AND GAS SALES, net	$21,859			$21,859

OPERATING EXPENSES
Lease operating expense	7,507			7,507
Depletion, depreciation and amortization	7,730			7,730
Accretion expense	178			178
Impairment of investments	10,000	(10,000	) (1)	—
General and administrative expense	111,245			111,245

LOSS FROM OPERATIONS	(114,801)			(104,801)

OTHER EXPENSE:
Interest expense	(66,761)			(66,761)

Net loss	$(181,562)			$(171,562)

Change in fair value of available for sale securities	—	18,580	(2)	18,580

Comprehensive loss	$(181,562)			$(152,982)

Net loss per common share – basic and diluted	$(0.01)			$(0.01)

Weighted average number of common shares outstanding- basic and diluted	13,769,286			13,769,286

Adjustments to consolidated financial statements:

(1)  Reverse impairment of investment.

(2)  Recognize change in fair value of available for sale securities.

Note 2. Going Concern

For the nine months ended June 30, 2014, the Company had a net loss of $1,029,707 and negative cash flow from operating activities of $296,558. As of June 30, 2014, the Company has negative working capital of $201,490. Although the Company began receiving revenue on October 1, 2012, management does not anticipate having positive cash flow from operations in the near future.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the fiscal year ended September 30, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”). Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statement for the most recent fiscal year ended September 30, 2013 have been omitted.

The results of operations for the nine month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2014.

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, First Titan Energy, LLC and First Titan Technical, LLC, from the date of their formation. Significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the nine months ended June 30, 2014, two operators accounted for 61% and 39% of our oil and gas sales. Those operators account for 57% and 43% of accounts receivable as of June 30, 2014. We did not recognize any credit losses during the nine months ended June 30, 2014. We have not recognized an allowance for doubtful accounts as of June 30, 2014. All amounts receivable as of June 30, 2014 were collected subsequent to year end.

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of six months or less are considered to be cash equivalents.

Cash was $17,761 and $127,748 at June 30, 2014 and September 30, 2013, respectively. There were no cash equivalents as of June 30, 2014 and September 30, 2013.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $62,007  and $7,206 of depletion during the nine months ended June 30, 2014 and 2013, respectively. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of June 30, 2014, the Company has oil and gas properties in the amount of $250,575 that are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of June 30, 2014 are expected to be added to amortization during the year ending September 30, 2014. The table below sets forth the cost of unproved properties excluded from the amortization base as of June 30, 2014 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2012	2013	2014	Total
Acquisition costs	$153,264	$47,311	$50,000	$250,575
Development costs	—	—	—	—
Exploration costs	—	—	—	—
Total	$153,264	$47,311	$50,000	$250,575

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

On September 16, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

The following table presents assets that were measured and recognized at fair value as of June 30, 2014 and September 30, 2013 and the periods then ended on a recurring and nonrecurring basis:

June, 30 2014 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$22,540	$—
Available for sale securities	56,279	—	—	—
Totals	$56,279	$—	$22,540	$—

September, 30 2013 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$21,644	$—
Totals	$—	$—	$21,644	$—

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendment was effective for the Company beginning October 1, 2013. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The Company will adopt ASU No. 2013-01 effective October 1, 2014. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for the Company beginning October 1, 2013. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

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

Note 4. Investment in Available for Sale Securities

On October 11, 2013, we entered into an agreement with Biofuels Power Corp. (“Biofuels Power”) to acquire the common stock of Biofuels Power. Under the terms of the agreement, we will contribute introductions and consulting with respect to marketing and introductions for business. In addition, we will fund up to $100,000 in monthly contributions of $20,000. These contributions are solely at the discretion of the Company. In exchange for the contributions, we will receive common stock of Biofuels Power Corp. at two-thirds of the market price of the common stock.

During the nine months ended June 30, 2014, we contributed $35,000 to the joint venture through the purchase of Biofuel Power’s common stock. As a result, we acquired 194,067 shares of Biofuel Power common stock. The shares were valued at $56,279 on June 30, 2014 based on the closing market price of the stock on that date.

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

G. Jonathan Pina, our CEO, owns 50% of the membership interest in SoHo; however, he does not have daily management oversight of SoHo. As of June 30, 2014, the Company had made $50,000 in payments to SoHo.

On June 15, 2014, SoHo notified us that they had secured additional acreage in the project area. In accordance with the Participation Agreement, we will need to contribute an additional $50,000 to SoHo.

Note 7. Advances from Third Parties

During the nine months ended June 30, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $276,285. The total amount due under these advances as of June 30, 2014 was $0. These advances are not collateralized, non-interest bearing and are due on demand. During the nine months ended June 30, 2014, we recognized imputed interest expense in the amount of $10,659 on these advances.

Note 8. Convertible Notes Payable

Balances

Convertible notes payable consists of the following as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Convertible note payable in the original principal amount of $329,050 due on February 28, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	$—	$283,103
Convertible note payable in the original principal amount of $109,565 due on June 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	109,296	190,565
Convertible note payable in the original principal amount of $528,434 due on September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	528,434	528,434
Convertible note payable in the original principal amount of $276,825 due on June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	276,285	—
Total convertible notes payable	$914,015	$1,002,102

Less: current portion of convertible notes payable	(109,296)	—
Less: discount on noncurrent convertible notes payable	(607,087)	(925,840)
Long-term convertible notes payable, net of discount	$$197,632	$76,262

During nine months ended June 30, 2014, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement, which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 25, 2013	$20,000	500,000	$14,119
October 31, 2013	20,000	500,000	15,961
December 10, 2013	10,000	250,000	5,818
December 12, 2013	20,000	500,000	15,717
December 27, 2013	20,000	500,000	15,083
February 7, 2013	20,000	500,000	13,028
March 3, 2014	24,000	600,000	16,222
March 4, 2014	24,000	600,000	16,967
April 1, 2014	24,000	600,000	15,637
April 14, 2014	28,000	700,000	18,761
April 25, 2014	24,000	600,000	15,699
May 15, 2014	32,000	800,000	20,181
May 21, 2014	29,852	746,296	17,578
Total	$295,852	7,396,296	$200,771

As of June 30, 2014, there was no remaining balance of the note dated February 28, 2013.

During nine months ended June 30, 2014, the holders of the Convertible Note Payable dated June 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement, which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
June 16, 2014	$32,000	800,000	$7,699
June 17, 2014	32,000	800,000	16,525
June 26, 2014	36,000	900,000	18,816
Total	$100,000	2,500,000	$43,040

As of June 30, 2014, the remaining balance on the note dated February 28, 2013 was $109,926.

Issuance of Convertible Promissory Notes

On June 30, 2014, we issued a Convertible Promissory Note for $276,285 to refinance advances. The note is payable, with accrued interest, on June 30, 2016. The note bears interest at rate of 10% per year, and is convertible into common stock at a rate of $0.03 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion feature in the amount of $276,285 on June 30, 2014. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method.

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

Note 9. Stockholders’ Equity

Conversion of Shares

During nine months ended June 30, 2014, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
October 25, 2013	$20,000	500,000
October 31, 2013	20,000	500,000
December 10, 2013	10,000	250,000
December 12, 2013	20,000	500,000
December 27, 2013	20,000	500,000
February 7, 2013	20,000	500,000
March 3, 2014	24,000	600,000
March 4, 2014	24,000	600,000
April 1, 2014	24,000	600,000
April 14, 2014	28,000	700,000
April 25, 2014	24,000	600,000
May 15, 2014	32,000	800,000
May 21, 2014	29,852	746,296
June 16, 2014	32,000	800,000
June 17, 2014	32,000	800,000
June 26, 2014	36,000	900,000
Total	$395,852	9,896,296

Imputed Interest

During nine months ended June 30, 2014, the Company recognized imputed interest of $10,659 as an increase to shareholders’ equity.

Note 10. Subsequent Events

On July 15, 2014 the Company paid SoHo Resource the remaining $50,000 in accordance with the Participation Agreement.

On July 28, 2014, the holders of the Convertible Promissory Note dated June 30, 2013 elected to convert $40,000 of principal and accrued interest into 1,000,000 shares of our common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

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

Texas –On July 7, 2013, the Company acquired a 30% working interest in the Minns Project located in Waller County, Texas. The project included three producing wells and a salt water disposal well within the Brookshire Field. The project is targeted for additional development vis-à-vis reworks, deepening of wells, and potentially drilling new wells on the property.

Big Canyon Prospect – On January 19, 2012, we entered into an agreement to drill two wells on 640 acres of land located in Terrell County, Texas. Our option to drill expired January 27, 2013 and no wells have been drilled.

We have incurred losses since inception, have been issued a going concern opinion from our auditors, and rely upon the sale of our securities and debt financing to fund operations. We will need additional financing in order to continue operations.

Results of Operations

Nine months ended June 30, 2014 compared to the nine months ended June 30, 2013

Oil and Gas Sales

We earned net revenue of $82,133 during the period, compared to $40,622 during the comparable period in last year. The increase in revenue is due to the acquisition of the Minns Project late in fiscal 2013 and increased production from our Alabama project.

Lease operating expense

We incurred lease operating expense of $13,489 and $819 during the nine months ended June 30, 2014 and 2013, respectively. The increase in lease operating expense is due to the acquisition of the Minns Project late in fiscal year 2013. Lease operating expense for the Minns Project was $12,837 for the nine months ended June 30, 2014.

Depletion, depreciation & amortization

We incurred depletion expense of $62,007 during the period, and $7,206 for the corresponding period last year. The increase in depletion is a result of higher production combined with a higher rate of depletion per BOE during the nine months end June 30, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $417,223 and $348,847 for the nine months ended  June 30, 2014 and 2013, respectively. The increase is due to the higher professional fees during the current year.

Loss from Operations

Our loss from operation for the nine months ended June 30, 2014 and 2013 increased from $316,275 to $411,482, primarily due to the increases in depletion and  professional fees discussed above.

Interest Expense

Interest expense increased from $193,245 for the nine months ended June 30, 2013 to $618,225 for the nine months ended June 30, 2014. Interest expense for the nine months ended June 30, 2014 included amortization of discount on convertible notes payable in the amount of $542,251, compared to $149,412 for the comparable period of 2013. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,029,707 for the nine months ended June 30, 2014 as compared to $509,520 for the comparable period of 2013. The increase in the net loss was primarily the result of the increases in depletion, impairment, professional fees and interest expense discussed above.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Oil and Gas Sales

We earned net revenue of $28,064 during the period, compared to $2,915 during the comparable period in last year. The increase of revenue is due to the acquisition of the Minns Project in late fiscal 2013 and increased production from our Alabama Project.

Lease operating expense

We incurred lease operating expense of $2,165 and $186 during the three months ended June 30, 2014 and 2013, respectively. The increase is due to the acquisition of the Minns Project late in fiscal 2013.

Depletion, depreciation & amortization

We incurred depletion expense of $31,377 during the period, and $0 for the equivalent period last year. The increase in depletion, depreciation and amortization is the result of higher production combined with a higher rate of depletion per BOE.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $140,910 and $124,558 for the three months ended  June 30, 2014 and ended 2013, respectively. The year over year change is not meaningful.

Loss from Operations

Our loss from operation for the nine months ended June 30, 2014 and 2013 increased from $121,837 to $146,758, due to the increase in oil sales, offset by the increase in depletion expense.

Interest Expense

Interest expense increased from $55,783 for the three months ended June 30, 2013 to $355,866 for the three months ended  June 30, 2014. Interest expense for the three months ended  June 30, 2014 included amortization of discount on convertible notes payable in the amount $225,340, compared to $40,046 for the comparable period of 2013. The remaining increase is the result of the higher principal balances on convertible notes payable and imputed interest on advances the Company received.

Net Loss

We incurred a net loss of $502,624 for the three months ended June 30, 2014 as compared to $177,620 for the comparable period of 2013. The increase  in the net loss was primarily the result of the increased operating loss and interest expense discussed above.

Going Concern

Liquidity and Capital Resources

We anticipate needing approximately of $750,000 to fund our operations and to execute our business plan effectively over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

During the three months ended June 30, 2014, we incurred a net loss of $502,624. We raised the cash amount to be used in these activities from advances. As of June 30, 2014, we had cash on hand of $17,761 and negative working capital of $201,490. Our cash on hand will be adequate to fund our operations for less than one month.

As of the date of this filing, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. Management believes if the Company cannot maintain its reporting status with the SEC, it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital, and generate revenues. See Note 2 of our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Article of Incorporation (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
3.2	Bylaws (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
10.1	Working Interest Purchase and Sale Agreement (incorporated by reference to Form 10-Q for the quarter ended December 31, 2011, filed on February 14, 2012).
21	Subsidiaries of the Registrant
31.1 (1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.1 (1)	Section 1350 Certification of principal executive officer and principal financial accounting officer.
101 (2),(3)	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.

(1)	Filed or furnished herewith
(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
(3)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: August 19, 2014	BY: /s/ G. Jonathan Piña
G. Jonathan Piña
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director