Form 10-Q/A
period 2014-06-30
First Titan Corp.
filed 2014-09-04
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 19, 2014.

Additionally, we corrected two typographical errors:

1. On page 6, in the “Statements of Comprehensive Loss”, in the column “Three months ended June 30, 2014”, the “Comprehensive loss” has been corrected from “(504,205)” to “(504,565)”.

2. On page 17, in “Note 8. Convertible Notes Payable”, the sentence “As of June 30, 2014, the remaining balance on the note dated February 28, 2013 was $109,296” has been corrected from “109,926” to “109,296”.

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

FIRST TITAN CORP.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Nine months ended June 30,		Three months ended June 30,
	2014	2013	2014		2013

NET LOSS	$(1,029,707)	(509,520)		(502,624)	(177,620)

Change in fair value of available-for-sale securities	21,279	—		(1,941)	—

Comprehensive loss	$(1,008,428)	$(509,520)	$	(504,565)	$(177,620)

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

As of June 30, 2014, the remaining balance on the note dated February 28, 2013 was $ 109,296 .

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Article of Incorporation (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
3.2	Bylaws (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
10.1	Working Interest Purchase and Sale Agreement (incorporated by reference to Form 10-Q for the quarter ended December 31, 2011, filed on February 14, 2012).
21 (3)	Subsidiaries of the Registrant
31.1 (1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.1 (1)	Section 1350 Certification of principal executive officer and principal financial accounting officer.
101 (1) ,(2)	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.

(1)	Filed or furnished herewith
(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
(3)	Previously filed or furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: September 4, 2014	BY: /s/ G. Jonathan Piña
G. Jonathan Piña
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director