Form 10-K
period 2014-09-30
First Titan Corp.
filed 2015-01-14
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-170315

FIRST TITAN CORP.

(Exact name of registrant as specified in its charter)

Florida	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

495 Grand Boulevard, Suite 206 Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (850) 269-7267

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.0001 par value	OTC QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☐ No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014 was $3,616,688.

There were 28,020,137 shares of the Registrant’s common stock outstanding as of January 12, 2015.

FIRST TITAN CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “FTTN,” “our,” and “us” refers to First Titan Corp., a Florida corporation.

PART I

ITEM 1. BUSINESS

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

Louisiana – On January 3, 2012, we entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). The South Lake Charles Prospect is located seven miles south of the city of Lake Charles, Louisiana. It is a middle Oligocene age geo-pressured prospect located in the middle and lower hackberry sands. Under the terms of the Participation Agreement, we will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. We will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. We anticipate that our share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. On August 12, 2013, the Participation Agreement was amended to reduce our working interest to 1.8%. As a result, our share of the drilling cost is expected to be approximately $181,000. The Company has paid $143,264 of its share of the costs of the well to date. We will receive 1.4% of the revenue from this well. The well is currently being drilled and is expected to be completed in fiscal 2015.

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

ITEM 2. PROPERTIES

We maintain our corporate offices at 495 Grand Boulevard, Suite 206, Miramar Beach, FL 32550. Our telephone number is (850) 269-7267.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trade on the “Over the Counter” Bulletin Board’s QB Tier (“OTC”) under the symbol “FTTN”. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended September 30, 2014
Quarter ended December 31, 2013	$0.14	$0.02
Quarter ended March 31, 2014	$0.38	$0.06
Quarter ended June 30, 2014	$0.85	$0.31
Quarter ended September 30, 2014	$2.37	$0.38

Fiscal Year Ended September 30, 2013
Quarter ended December 31, 2012	$1.14	$0.41
Quarter ended March 31, 2013	$0.88	$0.29
Quarter ended June 30, 2013	$1.40	$0.30
Quarter ended September 30, 2013	$7.50	$1.00

Holders

As of the date of this filing, there were six holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on January 12, 2015, as quoted by OTC Markets Group, Inc., was $0.02. There were 28,020,137 shares of common stock issued and outstanding as of January 12, 2015. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Florida contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2014, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Date of Note	Amount Converted	Number of Shares Issued
July 24, 2014	June 30, 2013	40,000	1,000,000
August 4, 2014	June 30, 2013	40,000	1,000,000
August 11, 2014	June 30, 2013	30,404	760,111
August 20, 2014	September 30 ,2013	40,000	1,000,000
August 29, 2014	September 30 ,2013	44,000	1,100,000
Total		$194,404	4,860,111

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

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives, and performance that involve risk, uncertainties, and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

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

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next year unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of September 30, 2014, we had cash on hand of $1,211.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $1,245,170 for the year ended September 30, 2014. We had a working capital deficit of $531,498 as of September 30, 2014. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended September 30, 2014 was $311,008.

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

Fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013.

Oil and Gas Sales

We earned net revenue of $97,252 during the year ended September 30, 2014, compared to $57,361 during the comparable period of the previous year. The increase in revenue is due to the acquisition of the Minns Project late in fiscal 2013 and increased production from our Alabama project.

Lease operating expense

We incurred lease operating expense of $20,214 and $6,285 during the years ended September 30, 2014 and 2013, respectively. The increase in lease operating expense is due to the acquisition of the Minns Project late in fiscal year 2013.

Depletion, depreciation & amortization

We incurred depletion expense of $30,209 during the year ended September 30, 2014, and $60,671 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of an increased estimate of reserves as of September 30, 2014 as compared to September 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $502,772 and $555,132 for the years ended September 30, 2014 and 2013, respectively. The decrease is due to lower overhead costs.

Loss from Operations

Our loss from operations for the year ended September 30, 2014 was $457,567 compared to $645,198 for the previous year, primarily due to the increase in revenue and the decrease in depletion discussed above.

Interest Expense

Interest expense increased from $300,913 for the year ended September 30, 2013 to $787,603 for the year ended September 30, 2014. Interest expense for the year ended September 30, 2014 includes amortization of discount on convertible notes payable in the amount of $689,799, compared to $232,619 for the comparable period of 2013. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,245,170 for the year ended September 30, 2014 as compared to $946,111 for the comparable period of 2013. The increase in the net loss was primarily the result of the increase in interest expense offset by the decrease in the net loss from operations.

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

For the year ended September 30, 2014, we incurred a net loss of $1,245,170. We currently have negative working capital of $531,498. We had negative cash flow from operations of $311,008. As of September 30, 2014, we had $1,211 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2014 and 2013. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2014, the Company had a net loss of $1,245,170 and generated negative cash flow from operations in the amount of $311,008. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

First Titan Corp.

Consolidated Financial Statements

September 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Titan Corp.

We have audited the accompanying consolidated balance sheets of First Titan Corp. as of September 30, 2014 and 2013 and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Titan Corp. as of September 30, 2014 and 2013, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 14, 2015

FIRST TITAN CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,211	$127,748
Accounts receivable	15,891	10,458
Prepaid expenses	12,160	—
Total current assets	29,262	138,206

Available for sale securities	52,379	—
Oil and gas properties, full cost method of accounting
Evaluated property, net of accumulated depletion of $90,880 and $60,671 and net of accumulated impairment of $80,141 and $80,141, respectively	95,387	123,777
Unevaluated property	300,575	200,575
Total oil and gas properties	395,962	324,352

TOTAL ASSETS	$477,603	$462,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$245,876	$113,558
Advances payable	48,000	—
Current portion of convertible notes payable, net of discount of $244,752 and $0, respectively	247,895	—
Current portion of accrued interest payable	4,319	—
Current portion of asset retirement obligation	14,670	7,500
Total current liabilities	560,760	121,058

Convertible notes payable, net of discount of $267,574 and $925,840, respectively	8,711	76,262
Accrued interest payable	6,964	5,812
Asset retirement obligation	5,603	14,144
TOTAL LIABILITIES	582,038	217,276

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value; 250,000,000 shares authorized, 25,620,137 shares and 10,863,730 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively	2,562	1,086
Additional paid-in capital	3,232,399	2,355,801
Accumulated deficit	(3,356,775)	(2,111,605)
Accumulated other comprehensive income	17,379	—
Total stockholders’ equity (deficit)	(104,435)	245,282

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$477,603	$462,558

The accompanying notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2014	2013

OIL AND GAS SALES, net	$97,252	$57,361

OPERATING EXPENSES
Lease operating expense	20,214	6,285
Depletion, depreciation & amortization	30,209	60,671
Accretion expense	1,624	330
Impairment of oil and gas properties	—	80,141
General and administrative expenses	502,772	555,132

LOSS FROM OPERATIONS	(457,567)	(645,198)

OTHER INCOME (EXPENSE)
Interest expense	(787,603)	(300,913)
Total other income (expense)	(787,603)	(300,913)

NET LOSS	$(1,245,170)	$(946,111)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.08)	$(0.12)

COMMON SHARES OUTSTANDING Basic and fully diluted	16,591,721	7,892,394

The accompanying notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2014	2013

NET LOSS	$(1,245,170)	$(946,111)

Change in fair value of available-for-sale securities	17,379	—

Comprehensive loss	$(1,217,611)	(946,111)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE, September 30, 2012	5,646,415	$565	$1,058,795	$—	$(1,165,494)	$(106,134)

Issuance of common stock for conversion of debt	5,217,315	521	208,172	—	—	208,693
Discount on convertible notes payable	—	—	1,048,049	—	—	1,048,049
Imputed interest	—	—	40,785	—	—	40,785
Net loss	—	—	—	—	(946,111)	(946,111)

BALANCE, September 30, 2013	10,863,730	$1,086	2,355,801	$—	$(2,111,605)	$245,282

Net loss	—	—	—	—	(1,245,170)	(1,245,170)
Other comprehensive income	—	—	—	17,379	—	17,379
Comprehensive loss						(1,227,791)
Shares issued for conversion of notes payable	14,756,407	1,476	588,780	—	—	590,256
Discount on issuance of convertible note payable	—	—	276,285	—	—	276,285
Imputed interest	—	—	11,533	—	—	11,533

BALANCE, September 30, 2014	25,620,137	$2,562	$3,232,399	$17,379	$(3,356,775)	$(104,435)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,245,170)	$(946,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	31,833	61,001
Impairment of oil and gas properties	—	80,141
Amortization of discount on convertible note payable	689,799	232,619
Imputed interest expense	11,533	40,785
Changes in operating assets and liabilities:
Accounts receivable	(5,433)	(10,458)
Prepaid expenses	(12,160)	—
Accounts payable and accrued liabilities	132,318	112,499
Accrued interest payable	86,272	—
NET CASH USED IN OPERATING ACTIVITIES	(311,008)	(429,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(104,814)	(163,086)
Purchase of available for sale securities	(35,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(139,814)	(163,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	324,285	718,999
NET CASH PROVIDED BY FINANCING ACTIVITIES	324,285	718,999

NET INCREASE (DECREASE) IN CASH	(126,537)	126,389

CASH, at the beginning of the period	127,748	1,359

CASH, at the end of the period	$1,211	$127,748

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$276,285	$1,048,049
Beneficial conversion on convertible note payable	$276,285	$1,048,049
Conversion of convertible notes payable	$590,256	$176,876
Asset retirement obligation acquired	$—	$20,814
Change in fair value of available-for-sale securities	$17,379	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Note 1. Background Information

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

Note 2. Going Concern

For the fiscal year ended September 30, 2014, the Company had a net loss of $1,245,170 and negative cash flow from operations of $311,008. As of September 30, 2014, the Company has negative working capital of $531,498.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Consolidated Financial Statements

The consolidated financial statements include the accounts and operations of First Titan Corp., and its wholly-owned subsidiaries, First Titan Energy, LLC and First Titan Technical, LLC, from the date of their formation. All material intercompany accounts and transactions are eliminated in consolidation.

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

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the twelve months ended September 30, 2014, two operators accounted for 73% and 27% of our oil and gas sales. Those operators account for 78% and 22% of accounts receivable as of September 30, 2014. We did not recognize any credit losses during the year ended September 30, 2014. We have not recognized an allowance for doubtful accounts as of September 30, 2014. All amounts receivable as of September 30, 2014 were collected subsequent to year end.

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $1,211 and $127,748 at September 30, 2014 and 2013, respectively.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $30,209 and $60,671 of depletion during the years ended September 30, 2014 and 2013, respectively. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of September 30, 2014, the Company has oil and gas properties in the amount of $300,575 that are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of September 30, 2014 are expected to be added to amortization during the year ending September 30, 2015. The table below sets forth the cost of unproved properties excluded from the amortization base as of September 30, 2014 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2012	2013	2014	Total
Acquisition costs	$153,264	$47,311	$100,000	$300,575
Development costs	—	—	—	—
Exploration costs	—	—	—	—
Total	$153,264	$47,311	$100,000	$300,575

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2014 and 2013, respectively.

Earnings (Loss) Per Share

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

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

On September 16, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

The following table presents assets that were measured and recognized at fair value as of September 30, 2014 and September 30, 2013 and the periods then ended on a recurring and nonrecurring basis:

September, 30 2014 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,273	$—
Available for sale securities	52,379	—	—	—
Totals	$52,379	$—	$20,273	$—

September, 30 2013 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$21,644	$—
Totals	$—	$—	$21,644	$—

Beneficial Conversion Feature

Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company’s common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2014 and September 30, 2013.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior period financial statement to conform to the current period presentation.

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

During the year ended September 30, 2014, we contributed $35,000 to the joint venture through the purchase of Biofuel Power’s common stock. As a result, we acquired 194,067 shares of Biofuel Power common stock. The shares were valued at $52,389 on September 30, 2014 based on the closing market price of the stock on that date. The shares of common stock owned by the Company represent less than five percent of the outstanding shares of Biofuel Power.

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

G. Jonathan Piña, our former CEO, owns 50% of the membership interest in SoHo; however, he does not have daily management oversight of SoHo. As of September 30, 2014, the Company had made $100,000 in payments to SoHo.

Note 6. Advances from Third Parties

During the years ended September 30, 2014 and 2013, the Company received net, non-interest bearing advances from certain third parties totaling $324,285 and $718,999, respectively. The total amounts due under these advances as of September 30, 2014 and 2013 were $48,000 and $0, respectively. These advances are not collateralized and are due on demand. As a result, they are included in current liabilities.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2014.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended September 30, 2014 and 2013 are as follows.

	2014	2013
Tax benefit at U.S. statutory rate	$112,358	$124,816
Valuation allowance	(112,358)	(124,816)
	$—	$—

The Company has net operating loss carryforwards of approximately $2,292,876 which will begin expiring in 2026.

Note 8. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2013 and September 30, 2014:

	September 30, 2014	September 30, 2013
Convertible note payable in the original principal amount of $329,050 due on February 28, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	$—	$283,103
Convertible note payable in the original principal amount of $109,565 due on June 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	—	190,565
Convertible note payable in the original principal amount of $528,434 due on September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	492,647	528,434
Convertible note payable in the original principal amount of $276,825 due on June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	276,285	—
Total convertible notes payable	$768,932	$1,002,102

Less: current portion of convertible notes payable	(492,647)	—
Less: discount on noncurrent convertible notes payable	(267,574)	(925,840)
Long-term convertible notes payable, net of discount	$8,711	$76,262

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

The Company accrued interest in the amount of $86,272 and $28,912 during the years ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and 2013, accrued interest payable was $11,283 and $5,812, respectively. During the years ended September 30, 2014 and 2013, discount on convertible notes payable in the amount of $689,799 and $232,619, respectively, was amortized to interest expense.

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

During years ended September 30, 2014 and 2013, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement, which provided for conversion at $0.04 per share.

Year Ended September 30, 2014
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

Year Ended September 30, 2013
Date	Amount Converted	Number of Shares Issued	Unamortized Discount
September 1, 2013	$32,000	800,000	$12,887
September 17, 2013	32,000	800,000	25,745
Total	$64,000	1,600,000	$38,632

As of September 30, 2014, there was no remaining balance of the note dated February 28, 2013.

During year ended September 30, 2014, the holders of the Convertible Note Payable dated June 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement, which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
June 16, 2014	$32,000	800,000	$7,699
June 17, 2014	32,000	800,000	16,525
June 26, 2014	36,000	900,000	18,816
July 24, 2014	40,000	1,000,000	20,652
August 4, 2014	40,000	1,000,000	15,184
August 11, 2014	30,404	760,111	9,119
Total	$210,404	5,260,111	$87,995

As of September 30, 2014, there was no remaining balance on the note dated June 30, 2013.

During year ended September 30, 2014, the holders of the Convertible Note Payable dated September 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement, which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
August 20, 2014	$40,000	1,000,000	$20,344
August 29, 2014	44,000	1,100,000	21,578
Total	$84,000	2,100,000	$41,922

As of September 30, 2014, there was a $492,647 balance on the note dated September 30, 2013.

Issuance of Convertible Promissory Notes

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

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion feature in the amount of $276,285 on June 30, 2014. Also, the Company recognized a beneficial conversion features in the amount of $329,050 on February 28, 2013, $190,565 on June 30, 2013 and $528,434 on September 30, 2013. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method.

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

Note 9. Stockholders’ Equity

Conversion of Shares

During year ended September 30, 2014, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
October 25, 2013	$20,000	500,000
October 31, 2013	20,000	500,000
December 10, 2013	10,000	250,000
December 12, 2013	20,000	500,000
December 27, 2013	20,000	500,000
February 7, 2013	20,000	500,000
March 3, 2014	24,000	600,000
March 4, 2014	24,000	600,000
April 1, 2014	24,000	600,000
April 14, 2014	28,000	700,000
April 25, 2014	24,000	600,000
May 15, 2014	32,000	800,000
May 21, 2014	29,852	746,296
June 16, 2014	32,000	800,000
June 17, 2014	32,000	800,000
June 26, 2014	36,000	900,000
July 24, 2014	40,000	1,000,000
August 4, 2014	40,000	1,000,000
August 11, 2014	30,404	760,111
August 20, 2014	40,000	1,000,000
August 29, 2014	44,000	1,100,000
Total	$590,256	14,756,407

During year ended September 30, 2013, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
November 30, 2012	$22,000	550,000
January 7, 2013	12,000	300,000
February 8, 2013	25,600	640,000
March 12, 2013	28,000	700,000
March 21, 2013	28,000	700,000
April 24, 2013	17,000	425,000
May 3, 2013	12,093	302,315
September 1, 2013	32,000	800,000
September 17, 2013	32,000	800,000
Total	$208,693	5,217,315

Imputed Interest

During years ended September 30, 2014 and 2013, the Company recognized imputed interest of $11,533 and $40,785, respectively, as an increase to stockholders’ equity.

Note 10. Subsequent Events

On October 15, 2014 the holders of the convertible promissory note dated September 30, 2014 elected to convert principal and accrued interest in the amount of $48,000 into 1,200,000 shares of Common Stock. On the same day, the unamortized discount related to the converted principal was immediately amortized to interest expense. No gain or loss was recorded on the transaction as it occurred within the terms of the agreement that provided for the conversion.

Note 11. Supplemental Oil and Gas Information (Unaudited)

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

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made. In the following table, natural gas liquids are included in natural gas reserves. The oil and natural gas liquids price as of September 30, 2014 is based on the 12-month unweighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $96.57 per barrel. The gas prices as of September 30, 2014 is based on the 12-month unweighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $4.11 per Mcf. The oil and natural gas liquids price as of September 30, 2013 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $98.38 per barrel. The gas price as of September 30, 2013 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $3.50 per Mcf. The base prices were adjusted for heating content, premiums and product differentials based on historical revenue statements. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States in the states of Alabama and Texas.

The following table illustrates our estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by third party reservoir engineers. Our proved reserves are located in the United States of America, our home country.

Proved Reserves

	Oil (Barrels)	Gas (MCF)	Total (BOE)
Balance – September 30, 2012	6,120	5,704	7,071
Revisions of previous estimates	(5,085)	(5,553)	(6,010)
Purchases of minerals in place	1,768	—	1,768
Sales of oil and gas produced	(640)	(51)	(649)

Balance – September 30, 2013	2,163	100	2,180
Revisions of previous estimates	3,033	439	3,106
Sales of oil and gas produced	(1,200)	(249)	(1,242)

Balance – September 30, 2014	3,996	290	4,044

	Proved Reserves as of September 30, 2014
	Oil (Barrels)	Gas (MCF)	Total (BOE)
Proved developed producing	3,996	290	4,044
Proved developed non-producing	—	—	—
Proved undeveloped	—	—	—
Total Proved reserves	3,996	290	4,044

	Proved Reserves as of September 30, 2013
	Oil (Barrels)	Gas (MCF)	Total (BOE)
Proved developed producing	2,163	100	2,180
Proved developed non-producing	—	—	—
Proved undeveloped	—	—	—
Total Proved reserves	2,163	100	2,180

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

	2014	2013
Unevaluated properties	$300,575	$200,575
Evaluated properties	266,408	264,589
	566,983	465,164
Less depreciation, depletion, amortization and impairment	171,021	140,812
Net capitalized cost	$395,962	$324,352

Costs Incurred in Oil and Gas Activities

All costs incurred associated with oil and gas activities were incurred in the United States of America. Costs incurred in property acquisition, exploration and development activities were as follows.

	2014	2013
Property acquisition
Unproved	$100,000	$82,311
Proved	—	75,000
Exploration	—	—
Development	1,819	26,589
Cost recovery	—	—
Total costs incurred	$101,819	$183,900

Costs Excluded

Our excluded costs relate to an ongoing project in Louisiana. As of September 30, 2014, drilling has not been completed on the well. We anticipate including the excluded costs in the amortization base during the fiscal year ending September 30, 2015.

Costs Excluded by Year Incurred as of September 30, 2014

Year Incurred	Exploration Costs	Total
2012	$143,264	$143,264
2013	57,311	57,311
2014	100,000	100,000
Total	$300,575	$300,575

Changes in Costs Excluded by Country

United States
Balance at September 30, 2012	$153,264

Additional Costs Incurred	82,311
Costs Transferred to DD&A Pool	(35,000)
Balance at September 30, 2013	$200,575

Additional Costs Incurred	100,000
Costs Transferred to DD&A Pool	—
Balance at September 30, 2014	$300,575

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

The Standardized Measure is as follows:

	2014	2013
Future cash inflows	$357,584	$212,982
Future production costs	(204,946)	(119,957)
Future development costs	(30,250)	(—)
Future income tax expenses	(8,404)	(—)
Future net cash flows	113,984	62,775
10% annual discount for estimated timing of cash flows	(20,159)	(837)
Future net cash flows at end of year	$93,825	$61,938

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for our proved oil and natural gas reserves during of the years ended September 30, 2104 and 2013:

	2014	2013
Standardized measure of discounted future net cash flows at beginning of year	$61,938	$286,329
Discoveries and extensions	—	—
Revisions of previous estimates	241,090	(315,803)
Net changes in production costs	(114,351)	—
Purchases of minerals in place	—	28,735
Sales of oil and gas produced	(87,210)	(51,076)
Change in income taxes	(6,918)	77,382
Accretion of discount	6,194	36,371
Standardized measure of discounted future net cash flows at year end	$100,743	$61,938

The following schedule includes only the revenues from the production and sale of oil and gas. There is no income tax provision, because the results of operations for producing activities resulted in a loss for the year ended September 30, 2013. There is no income tax provision because of net operating loss carryforwards from prior years for the year ended September 30, 2014. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

Results of Operations for Producing Activities

	2014	2013
Net revenues from production	$97,252	$57,361

Expenses
Lease operating expense	20,214	6,285
Accretion	1,624	330
Operating expenses	21,838	6,615

Depreciation, depletion and amortization	30,209	60,671
Impairment of oil and gas properties	—	80,141
Total expenses	52,047	147,427

Results of operations	$45,205	$(90,066)

Depreciation, depletion and amortization rate per net equivalent BOE	$24.32	$93.48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended September 30, 2014 and 2013.

ITEM 9A. CONTROLS AND PROCEDURES

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of September 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2014

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On November 14, 2014, Mr. G. Jonathan Piña resigned as Chief Executive Officer, President and Director.

On the same date, our Board of Directors appointed Sydney Jim as Chief Executive Officer and Interim President. Mr. Jim will also serve as a director. Mr. Jim has not been appointed to any committees of the Board as the Board does not presently have any committees.

Our sole officer and director will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Sydney Jim 495 Grand Boulevard, Suite 206 Miramar Beach, FL 32550	31	Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director

Mr. Jim was appointed as CEO and a member of the board of directors on November 14, 2014.

Biographies

Mr. Jim was chosen due to his expertise in implementing solid business strategy as the Company pursues new deals and partnerships. From 2004 to 2010, Mr. Jim was an ATP World Tour and International Tennis Federation touring professional competing on the professional tennis circuit. From 2010 to 2012, he was co-owner and Junior Program Director of the Sugar Creek Elite Tennis Academy in Houston, Texas. From 2012 to 2013, Mr. Jim was a business development consultant with Synopsis Winery in Houston, Texas. During the same time period, he was also Vice President of Business Development with Rockspring Capital, a Houston, Texas-based private equity firm with more than $260 million in assets. From 2013 to 2014, Mr. Jim was the chief executive officer of Neutra Corp.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

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

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions

Our Board of Directors is comprised of solely of Mr. Jim who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Jim is paid $10,000,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended September 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Sydney Jim CEO	2014	—	—	—	—	—	—	—	—

G. Jonathan Piña Former CEO	2014	110,000	—	—	—	—	—	—	105,000
	2013	62,200	—	—	—	—	—	—	62,200

Robert Federowicz Former interim CEO	2014	21,667	—	—	—	—	—	—	21,667
	2013	25,000	—	—	—	—	—	—	25,000

Harvey Bryant Former CEO	2013	120,000	—	—	—	—	—	—	120,000

OUTSTANDING EQUITY AWARDS AT SEPTEMBER, 30, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Sydney Jim	—	—	—	—	—	—	—	—	—

G. Jonathan Piña	—	—	—	—	—	—	—	—	—

Robert Federowicz	—	—	—	—	—	—	—	—	—

Harvey Bryant	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Sydney Jim. Mr. Jim also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended September 30, 2014 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of January 12, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Eaton Central America	4,711,250	19.2%
Sydney Jim	—	0.0%

All directors and executive officers as a group (1) person.	—	0.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended September 30, 2014 and 2013:

	2014	2013
Audit Fees	$19,000	$19,000

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$19,000	$19,000

Notes to the Accountants Fees Table:

(1)

Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by M&K CPAs PLLC described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Article of Incorporation (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
3.2	Bylaws (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
10.1	Working Interest Purchase and Sale Agreement (incorporated by reference to Form 10-Q for the quarter ended December 31, 2011, filed on February 14, 2012).
21 (1)	Subsidiaries of the Registrant
31.1 (1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.1 (1)	Section 1350 Certification of principal executive officer and principal financial accounting officer.
101 (2),(3)	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.

______________

(1)	Filed or furnished herewith.

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

(3)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: January 14, 2015	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director