Form 10-K/A
period 2014-09-30
First Titan Corp.
filed 2015-01-27
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2014 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the year ended September 30, 2014, filed with the Securities and Exchange Commission on January 14, 2015.

Additionally, we corrected the following typographical errors:

1)  Page 15, CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS, the line item labeled “Comprehensive loss” under the column heading “2014” was incorrectly stated as “(1,217,611)”. It is herein correctly stated as “(1,227,791)”.

2)  Page 26, Note 8. Convertible Notes Payable, in the 2nd paragraph under the table, the accrued interest payable for 2014 was incorrectly stated as “$11,283”. It is herein correctly stated “As of September 30, 2014 ... accrued interest payable was $6,964”.

3)  Page 33, under Note 11. Supplemental Oil and Gas Information (Unaudited), the first table under the caption heading “The Standardized Measure is as follows:” the line item labeled “Future development costs” under the column heading “2013” was incorrectly stated as “(—)”. It is herein correctly stated as “(30,250)”.

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

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2014		2013

NET LOSS		$(1,245,170)	$(946,111)

Change in fair value of available-for-sale securities		17,379	—

Comprehensive loss	$	(1,227,791)	(946,111)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE, September 30, 2012	5,646,415	$565	$1,058,795	$—	$(1,165,494)	$(106,134)

Issuance of common stock for conversion of debt	5,217,315	521	208,172	—	—	208,693
Discount on convertible notes payable	—	—	1,048,049	—	—	1,048,049
Imputed interest	—	—	40,785	—	—	40,785
Net loss	—	—	—	—	(946,111)	(946,111)

BALANCE, September 30, 2013	10,863,730	$1,086	2,355,801	$—	$(2,111,605)	$245,282

Net loss	—	—	—	—	(1,245,170)	(1,245,170)
Other comprehensive income	—	—	—	17,379	—	17,379
Comprehensive loss						(1,227,791)
Shares issued for conversion of notes payable	14,756,407	1,476	588,780	—	—	590,256
Discount on issuance of convertible note payable	—	—	276,285	—	—	276,285
Imputed interest	—	—	11,533	—	—	11,533

BALANCE, September 30, 2014	25,620,137	$2,562	$3,232,399	$17,379	$(3,356,775)	$(104,435)

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

The Company accrued interest in the amount of $86,272 and $28,912 during the years ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and 2013, accrued interest payable was $ 6,964 and $5,812, respectively. During the years ended September 30, 2014 and 2013, discount on convertible notes payable in the amount of $689,799 and $232,619, respectively, was amortized to interest expense.

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

The Standardized Measure is as follows:

	2014	2013
Future cash inflows	$357,584	$212,982
Future production costs	(204,946)	(119,957)
Future development costs	(30,250)	(30,250)
Future income tax expenses	(8,404)	(—)
Future net cash flows	113,984	62,775
10% annual discount for estimated timing of cash flows	(20,159)	(837)
Future net cash flows at end of year	$93,825	$61,938

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Article of Incorporation (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
3.2	Bylaws (incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010)
10.1	Working Interest Purchase and Sale Agreement (incorporated by reference to Form 10-Q for the quarter ended December 31, 2011, filed on February 14, 2012).
21 (1)	Subsidiaries of the Registrant
31.1 (1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.1 (1)	Section 1350 Certification of principal executive officer and principal financial accounting officer.
101 (1),(2)	XBRL data files of Financial Statement and Notes contained in this Annual Report on Form 10-K .

______________

(1)	Filed or furnished herewith.

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: January 27, 2015	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director