Form 10-Q
period 2014-12-31
First Titan Corp.
filed 2015-02-17
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 11, 2015, 30,720,137 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Titan Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST TITAN CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	September 30, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,832	$1,211
Accounts receivable	16,311	15,891
Prepaid expenses	12,160	12,160
Total current assets	31,303	29,262

Available for sale securities	52,398	52,379
Oil and gas properties
Evaluated property, net of accumulated depletion of $97,666 and $90,880 and net of accumulated impairment of $80,141 and $80,141, respectively	88,579	95,387
Unevaluated property	300,575	300,575
Total oil and gas properties	389,154	395,962

TOTAL ASSETS	$472,855	$477,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$268,390	$245,876
Advances payable	—	48,000
Current portion of convertible notes payable, net of discount of $246,966 and $244,752, respectively	280,699	247,895
Current portion of accrued interest payable	15,536	4,319
Current portion of asset retirement obligation	14,843	14,670
Total current liabilities	579,468	560,760

Convertible notes payable, net of discount of $259,964 and $267,574, respectively	16,321	8,711
Accrued interest payable	1,530	6,964
Asset retirement obligation	5,738	5,603
TOTAL LIABILITIES	603,057	582,038

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 28,020,137 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	2,802	2,562
Additional paid-in capital	3,432,015	3,232,399
Accumulated other comprehensive income	17,398	17,379
Accumulated deficit	(3,582,417)	(3,356,775)
Total stockholders’ deficit	(130,202)	(104,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$472,855	$477,603

The accompany notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,
	2014	2013

OIL AND GAS SALES, net	$19,161	$32,210

OPERATING EXPENSES
Lease operating expense	5,726	3,817
Depletion, depreciation and amortization	6,786	22,900
Accretion expense	432	348
General and administrative expenses	104,426	165,068

LOSS FROM OPERATIONS	(98,209)	(159,923)

OTHER INCOME (EXPENSE)
Interest expense	(127,433)	(195,598)

NET LOSS	$(225,642)	(355,521)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	26,989,702	11,741,447

The accompany notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended December 31,
	2014	2013

NET LOSS	$(225,642)	$(355,521)

Change in fair value of available-for-sale securities	19	4,640

Comprehensive loss	$(225,623)	(350,881)

The accompany notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

BALANCE, September 30, 2013	10,863,730	$1,086	$2,355,801	$—	$(2,111,605)	$245,282

Net loss	—	—	—	—	(1,245,170)	(1,245,170)
Other comprehensive income	—	—	—	17,379	—	17,379
Comprehensive loss						(1,227,791)
Shares issued for conversion of notes payable	14,756,407	1,476	588,780	—	—	590,256
Discount on issuance of convertible note payable	—	—	276,285	—	—	276,285
Imputed interest	—	—	11,533	—	—	11,533

BALANCE, September 30, 2014	25,620,137	$2,562	$3,232,399	$17,379	$(3,356,775)	$(104,435)

Net loss	—	—	—	—	(225,642)	(225,642)
Other comprehensive income	—	—	—	19	—	19
Comprehensive loss						(225,623)
Shares issued for conversion of notes payable	2,400,000	240	95,760	—	—	96,000
Discount on issuance of convertible note payable	—	—	102,013	—	—	102,013
Imputed interest	—	—	1,843	—	—	1,843

BALANCE, December 31, 2014	28,020,137	$2,802	$3,432,015	$17,398	$(3,582,417)	$(130,202)

The accompany notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(225,642)	$(355,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	7,218	23,248
Amortization of discount on convertible note payable	107,409	169,458
Imputed interest expense	1,843	1,686

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(420)	(16,374)
Prepaid expenses	—	(4,500)
Accounts payable and accrued liabilities	22,514	64,763
Accrued interest payable	18,181	—
NET CASH USED IN OPERATING ACTIVITIES	(68,897)	(117,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(102)	(499)
Investment in available for sale securities	—	(25,000)
NET CASH USED IN INVESTING ACTIVITIES	(102)	(25,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	70,620	44,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,620	44,650

NET INCREASE (DECREASE) IN CASH	1,621	(98,089)

CASH, at the beginning of the period	1,211	127,748

CASH, at the end of the period	$2,832	$29,659

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$118,620	$—
Beneficial conversion feature of convertible note payable	$102,013	$—
Conversion of convertible notes payable.	$96,000	$90,000
Change in fair value of available-for-sale securities	$19	$4,640

The accompany notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Note 1. General Organization and Business

First Titan Corp., a Florida corporation, was incorporated on September 16, 2010. The Company’s year-end is September 30. The Company formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company is currently primarily an oil and gas exploration company.

On September 16, 2011, First Titan Corporation created First Titan Energy, LLC to invest in oil and gas properties, greenfield projects and in the development of cutting edge exploration and production technologies.

On September 16, 2011, we formed a new subsidiary company, First Titan Technical, LLC, to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2014, the Company had a net loss of $225,642 and negative cash flow from operating activities of $68,897. As of December 31, 2014, the Company had negative working capital of $548,165. Management does not anticipate having positive cash flow from operations in the near future.

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

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended September 30, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2015.

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, First Titan Energy, LLC and First Titan Technical, LLC from the date of their formations. Significant intercompany transactions have been eliminated in consolidation.

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

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the three months ended December 31, 2014, two operators accounted for 51% and 49% of our oil and gas sales. Those operators account for 15% and 85% of accounts receivable as of December 31, 2014. We did not recognize any credit losses during the three months ended December 31, 2014. We have not recognized an allowance for doubtful accounts as of December 31, 2014.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $2,832 and $1,211 at December 31, 2014 and September 30, 2014, respectively.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing, and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $6,786  and $22,900 of depletion during the three months ended December 31, 2014 and 2013, respectively. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at ten percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of December 31, 2014, the Company has oil and gas properties in the amount of $300,575, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of December 31, 2014 are expected to be added to amortization during the year ending September 30, 2014. The table below sets forth the cost of unproved properties excluded from the amortization base as of December 31, 2014 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2012	2013	2014	2015	Total
Acquisition costs	$153,264	$47,311	$100,000	$—	$300,575
Development costs	—	—	—	—	—
Exploration costs	—	—	—	—	—
Total	$153,264	$47,311	$100,000	$—	$300,575

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2014 or September 30, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three months ended December 31, 2014 and 2013. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended October 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At December 31, 2014, the Company had 31,840,335  potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of December 31, 2014 and September 30, 2014 and the periods then ended on a recurring and nonrecurring basis:

December 31, 2014 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,581	$—
Available for sale securities	52,398	—	—	—
Totals	$52,398	$—	$20,581	$—

September 30, 2014 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,273	$—
Available for sale securities	52,379	—	—	—
Totals	$52,379	$—	$20,273	$—

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies of December 31, 2014 and September 30, 2014.

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

5.	Recognize revenue when (or as) the entity satisfies performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract

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

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Note 4. Investments in Available for Sale Securities

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

During the year ended September 30, 2014, we contributed $35,000 to the joint venture through the purchase of Biofuel Power’s common stock. As a result, we acquired 194,067 shares of Biofuel Power common stock. The shares were valued at $52,398 on December 31, 2014 based on the closing market price of the stock on that date. The shares of common stock owned by the Company represent less than five percent of the outstanding shares of Biofuel Power.

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

G. Jonathan Piña, our former CEO, owns 50% of the membership interest in SoHo; however, he does not have daily management oversight of SoHo. As of December 31, 2014, the Company had made $100,000 in payments to SoHo.

Note 6. Advances

During the three months ended December 31, 2014, Vista View Ventures, Inc. advanced $70,620 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $118,620 of the advances into convertible notes payable with Vista View Ventures, Inc. As of December 31, 2014 and September 30, 2014, advances in the amount of $0 and $48,000, respectively, are included in current liabilities on the consolidated balance sheets.

During the three months ended December 31, 2014, we recognized $1,843 of imputed interest expense on these advances.

Note 7. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2014 and December 31, 2014:

	December 31, 2014	September 30, 2014
Convertible note payable in the original principal amount of $528,434 due on September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	$409,045	$492,647
Convertible note payable in the original principal amount of $276,825 due on June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	276,285	276,285
Convertible note payable in the original principal amount of $118,620 due on December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share.	118,620	—
Total convertible notes payable	$803,950	$768,932

Less: current portion of convertible notes payable	(527,665)	(492,647)
Less: discount on noncurrent convertible notes payable	(259,964)	(267,574)
Long-term convertible notes payable, net of discount	$16,321	$8,711

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Advances Refinanced into Convertible Promissory Notes

During the three months ended December 31, 2014, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
December 31, 2014	December 31, 2016	10%	$0.01	$118,620	$102,013

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion feature in the amount of $102,013 on December 31, 2014. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

Conversions to Common Stock

During three months ended December 31, 2014, the holders of the Convertible Note Payable dated September 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 15, 2014	$48,000	1,200,000	$21,578
December 3, 2014	48,000	1,200,000	17,121
Total	$96,000	2,400,000	$38,699

Note 8. Stockholders’ Equity

Conversion of shares

During three months ended December 31, 2014, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
October 15, 2014	$48,000	1,200,000
December 3, 2014	48,000	1,200,000
Total	$96,000	2,400,000

Imputed Interest

During three months ended December 31, 2014, the Company recognized imputed interest of $1,843 as an increase to shareholders’ equity.

Note 9. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, September 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

On January 15, 2015, the holder of the convertible promissory note dated September 30, 2013 elected to convert $52,000 of principal and accrued interest into 1,300,000 shares of common stock at a rate of $0.04 per share. On the same date, we amortized the discount related to the converted principal to interest expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Titan Corp., a Florida corporation, was incorporated on September 16, 2010. The Company’s year-end is September 30. The Company formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company is currently primarily an oil and gas exploration company.

On September 16, 2011, First Titan Corporation created First Titan Energy, LLC to invest in oil and gas properties, greenfield projects and in the development of cutting edge exploration and production technologies.

On September 16, 2011, we formed a new subsidiary company, First Titan Technical, LLC, to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles.

Critical Accounting Policies

We prepare our Consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed Consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended September 30, 2014 on Form 10-K.

Results of Operations

Three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Oil and Gas Sales

We earned net revenue of $19,161 during the three months ended December 31, 2014, compared to $32,210 during the comparable period of the previous year. The decrease in revenue is due decreased production due to an oil well that was temporarily out of service.

Lease operating expense

We incurred lease operating expense of $5,726 and $3,817 during the three months ended December 31, 2014 and 2013, respectively. The increase in lease operating expense is due to the acquisition of the Minns Project, which happened late in fiscal year 2013.

Depletion, depreciation & amortization

We incurred depletion expense of $6,786 during the three months ended December 31, 2014, and $22,900 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of an increased estimate of reserves as of September 30, 2014 as compared to September 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $104,426 and $165,068 for the three months ended  December 31, 2014 and ended  2013, respectively. The decrease was due to decreased professional fees in 2014.

Interest Expense

Interest expense decreased from $195,598 for the three months ended  December 31, 2013 to $127,433 for the three months ended  December 31, 2014. Interest expense for the three months ended  December 31, 2014 included amortization of discount on convertible notes payable in the amount of $107,409, compared to $169,458 for the comparable period of 2013. The remaining difference is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $225,642 for the three months ended  December 31, 2014 as compared to $355,521 for the comparable period of 2013. The decrease in the net loss was the result of the decreased general and administrative expenses and interest expense discussed above.

Liquidity and Capital Resources

At December 31, 2014, we had cash on hand of $2,832. The company has negative working capital of $548,165 . Net cash used in operating activities for the three months ended December 31, 2014 was $68,897. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2014.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended December 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)
101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2)(3)

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Filed or furnished herewith.
(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: February 17, 2015	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director