Form 10-Q
period 2015-03-31
First Titan Corp.
filed 2015-05-15
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2015, 35,320,137 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST TITAN CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	September 30, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,131	$1,211
Accounts receivable	6,066	15,891
Prepaid expenses	12,160	12,160
Total current assets	21,357	29,262

Available for sale securities	55,309	52,379
Oil and gas properties
Evaluated property, net of accumulated depletion of $102,598 and $90,880 and net of accumulated impairment of $80,141 and $80,141, respectively	84,130	95,387
Unevaluated property	300,575	300,575
Total oil and gas properties	384,705	395,962

TOTAL ASSETS	$461,371	$477,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$354,551	$245,876
Advances payable	—	48,000
Current portion of convertible notes payable, net of discount of $21,817 and $244,752, respectively.	168,905	247,895
Current portion of accrued interest payable	784	4,319
Current portion of asset retirement obligation	14,989	14,670
Total current liabilities	539,229	560,760

Convertible notes payable, net of discount of $397,574 and $267,574, respectively.	46,521	8,711
Accrued interest payable	23,665	6,964
Asset retirement obligation	5,713	5,603
TOTAL LIABILITIES	615,128	582,038

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 33,720,137 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	3,372	2,562
Additional paid-in capital	3,709,257	3,232,399
Accumulated other comprehensive income	20,309	17,379
Accumulated deficit	(3,886,695)	(3,356,775)
Total stockholders’ deficit	(153,757)	(104,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$461,371	$477,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014

OIL AND GAS SALES, net	$22,397	$54,069	$3,236	$21,859

OPERATING EXPENSES
Lease operating expense	11,073	11,324	5,347	7,507
Depletion, depreciation and amortization	11,718	30,630	4,932	7,730
Accretion expense	860	526	428	178
Impairment of oil and gas properties	—	—	—	—
General and administrative expenses	246,822	276,313	142,396	111,245

LOSS FROM OPERATIONS	(248,076)	(264,724)	(149,867)	(104,801)

OTHER INCOME (EXPENSE)
Interest expense	(281,844)	(262,359)	(154,411)	(66,761)
Total	(281,844)	(262,359)	(154,411)	(66,761)

NET LOSS	$(529,920)	(527,083)	(304,278)	(171,562)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)	(0.04)	$(0.01)	$(0.01)

COMMON SHARES OUTSTANDING – Basic and diluted	28,959,148	12,744,225	30,972,359	13,769,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Six months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014

NET LOSS	$(529,920)	$(527,083)	$(304,278)	$(171,562)

Change in fair value of available-for-sale securities	2,930	23,220	2,911	18,580

Comprehensive loss	$(526,990)	$(503,863)	$(301,367)	$(152,982)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

BALANCE, September 30, 2013	10,863,730	$1,086	$2,355,801	$—	$(2,111,605)	$245,282

Net loss	—	—	—	—	(1,245,170)	(1,245,170)
Other comprehensive income	—	—	—	17,379	—	17,379
Comprehensive loss						(1,227,791)
Shares issued for conversion of notes payable	14,756,407	1,476	588,780	—	—	590,256
Discount on issuance of convertible note payable	—	—	276,285	—	—	276,285
Imputed interest	—	—	11,533	—	—	11,533

BALANCE, September 30, 2014	25,620,137	$2,562	$3,232,399	$17,379	$(3,356,775)	$(104,435)

Net loss	—	—	—	—	(529,920)	(529,920)
Other comprehensive income	—	—	—	2,930	—	2,930
Comprehensive loss				—		(526,990)
Shares issued for conversion of notes payable	8,100,000	810	323,190	—	—	324,000
Discount on issuance of convertible note payable	—	—	151,203	—	—	151,203
Imputed interest	—	—	2,465	—	—	2,465

BALANCE, March 31, 2015	33,720,137	$3,372	$3,709,257	$20,309	$(3,886,695)	$(153,757)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(529,920)	$(527,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	12,578	31,156
Amortization of discount on convertible note payable	244,138	227,065
Imputed interest expense	2,465	4,600
Impairment of oil and gas properties	—	35,000
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	9,825	(11,555)
Accounts payable and accrued liabilities	108,675	74,865
Accrued interest payable	35,241	—
NET CASH USED IN OPERATING ACTIVITIES	(116,998)	(165,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(892)	(4,669)
Investment in joint venture	—	(35,000)
NET CASH USED IN INVESTING ACTIVITIES	(892)	(39,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	119,810	203,980
NET CASH PROVIDED BY FINANCING ACTIVITIES	119,810	203,980

NET INCREASE (DECREASE) IN CASH	1,920	(1,641)

CASH, at the beginning of the period	1,211	127,748

CASH, at the end of the period	$3,131	$126,107

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$167,810	$—
Beneficial conversion feature of convertible note payable	$151,203	$—
Conversion of convertible notes payable.	$324,000	$158,000
Change in fair value of available-for-sale securities	$2,930	$23,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

On September 16, 2011, First Titan Corporation created First Titan Energy, LLC to invest in oil and gas properties, greenfield projects and in the development of innovative exploration and production technologies.

On September 16, 2011, we formed a new subsidiary company, First Titan Technical, LLC, to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2015, the Company had a net loss of $529,920 and negative cash flow from operating activities of $116,998. As of March 31, 2015, the Company had negative working capital of $517,872. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended September 30, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2015.

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

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the six months ended March 31, 2015, two operators accounted for 83% and 17% of our oil and gas sales. Those operators account for 74% and 26% of accounts receivable as of March 31, 2015. We did not recognize any credit losses during the three months ended March 31, 2015. We have not recognized an allowance for doubtful accounts as of March 31, 2015.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $3,131 and $1,211 at March 31, 2015 and September 30, 2014, respectively.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $11,718  and $30,630 of depletion during the six months ended March 31, 2015 and 2014, respectively. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at ten percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of March 31, 2015, the Company has oil and gas properties in the amount of $300,575, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of March 31, 2015 are expected to be added to amortization during the year ending September 30, 2015. The table below sets forth the cost of unproved properties excluded from the amortization base as of March 31, 2015 and notes the year in which the associated costs were incurred:

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2015 or September 30, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the six months and three months ended March 31, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the six months and three months ended March 31, 2015 and 2014, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation of diluted earnings per share. At March 31, 2015, the Company had 36,680,971  potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of March 31, 2015 and September 30, 2014 and the periods then ended on a recurring and nonrecurring basis:

March 31, 2015 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,702	$—
Available for sale securities	55,309	—	—	—
Totals	$55,309	$—	$20,702	$—

September 30, 2014 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,273	$—
Available for sale securities	52,379	—	—	—
Totals	$52,379	$—	$20,273	$—

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies of March 31, 2015 and September 30, 2014.

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

Management does not believe that any recently issued, but not yet, effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

During the year ended September 30, 2014, we contributed $35,000 to the joint venture through the purchase of Biofuel Power’s common stock. As a result, we acquired 194,067 shares of Biofuel Power common stock. The shares were valued at $55,309 on March 31, 2015 based on the closing market price of the stock on that date. The shares of common stock owned by the Company represent less than five percent of the outstanding shares of Biofuel Power.

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

G. Jonathan Piña, our former CEO, owns 50% of the membership interest in SoHo; however, he does not have daily management oversight of SoHo. As of March 31, 2015, the Company had made $100,000 in payments to SoHo.

Note 6. Advances

During the six months ended March 31, 2015, Vista View Ventures, Inc. advanced $119,810 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $167,810 of the advances into convertible notes payable with Vista View Ventures, Inc. As of March 31, 2015 and September 30, 2014, advances in the amount of $0 and $48,000, respectively, are included in current liabilities on the consolidated balance sheets.

During the six months ended March 31, 2015, we recognized $2,465 of imputed interest expense on these advances.

Note 7. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Convertible note payable in the original principal amount of $528,434 due on September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	$190,722	$492,647
Convertible note payable in the original principal amount of $276,825 due on June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	276,285	276,285
Convertible note payable in the original principal amount of $118,620 due on December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share.	118,620	—
Convertible note payable in the original principal amount of $49,190 due on March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.005 per share	49,190	—
Total convertible notes payable	$634,817	$768,932

Less: current portion of convertible notes payable	(190,722)	(492,647)
Less: discount on noncurrent convertible notes payable	(397,574)	(267,574)
Long-term convertible notes payable, net of discount	$46,521	$8,711

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Advances Refinanced into Convertible Promissory Notes

During the three months ended March 31, 2015, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
December 31, 2014	December 31, 2016	10%	$0.01	$118,620	$102,013
March 31, 2015	March 31, 2017	10%	0.005	49,190	49,190
Total				$167,810	$151,203

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion feature of $102,013 and $49,190 on December 31, 2014 and March 31, 2015, respectively. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method.

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

Conversions to Common Stock

During six months ended March 31, 2015, the holders of the Convertible Note Payable dated September 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 15, 2014	$48,000	1,200,000	$21,578
December 3, 2014	48,000	1,200,000	17,121
January 15, 2015	52,000	1,300,000	17,832
January 30, 2015	56,000	1,400,000	19,095
February 16, 2015	56,000	1,400,000	17,397
March 16, 2015	64,000	1,600,000	15,690
Total	$324,000	8,100,000	$108,713

Note 8. Stockholders’ Equity

Conversion of shares

During six months ended March 31, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
October 15, 2014	$48,000	1,200,000
December 3, 2014	48,000	1,200,000
January 15, 2015	52,000	1,300,000
January 30, 2015	56,000	1,400,000
February 16, 2015	56,000	1,400,000
March 16, 2015	64,000	1,600,000
Total	$324,000	8,100,000

Imputed Interest

During six months ended March 31, 2015, the Company recognized imputed interest of $2,465 as an increase to shareholders’ equity.

Note 9. Subsequent Events

On April 1, 2015, the Company issued a convertible note payable to Eaton Central America, Inc. (“Eaton”) in the amount of $140,275 in exchange for Eaton paying off accounts payable in the same amount. On April 1, 2015, Eaton owned 4,711,250 shares of common stock of the Company which represented approximately 14% of our outstanding stock. The note bears interest at 10% per year and is convertible into common stock of the Company at the rate of $0.02 per share. All principal and accrued interest is payable on April 1, 2017.

On May 12, 2015, the holders of our convertible notes elected to convert principal and interest in the amount of $64,000 into 1,600,000 shares of common stock.

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

On September 16, 2011, First Titan Corporation created First Titan Energy, LLC to invest in oil and gas properties, greenfield projects and in the development of innovative exploration and production technologies.

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

Results of Operations

Six months ended March 31, 2015 compared to the six months ended March 31, 2014.

Oil and Gas Sales

We earned net revenue of $22,397 during the six months ended March 31, 2015, compared to $54,069 during the comparable period of the previous year. The decrease in revenue is due decreased production due to oil wells that are temporarily out of service.

Lease operating expense

We incurred lease operating expenses of $11,073 and $11,324 during the six months ended March 31, 2015 and 2014, respectively. The decrease in is due to wells that are temporarily out of service.

Depletion, depreciation & amortization

We incurred depletion expense of $11,718 during the six months ended March 31, 2015, and $30,630 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of an increased estimate of reserves as of September 30, 2014 as compared to September 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $246,822 and $276,313 for the six months ended  March 31, 2015 and ended  2014, respectively. The decrease was due to decreased professional fees in 2014.

Interest Expense

Interest expense increased  from $262,359 for the six months ended  March 31, 2014 to $281,844 for the six months ended  March 31, 2015. Interest expense for the six months ended  March 31, 2015 included amortization of discount on convertible notes payable in the amount of $244,138, compared to $227,065 for the comparable period of 2014. The remainder was due to interest of our convertible notes payable and imputed interest expense.

Net Loss

We incurred a net loss of $529,920 for the six months ended  March 31, 2015 as compared to $527,083 for the comparable period of 2014. The increase  in the net loss was the result of the decreased general and administrative expenses discussed above.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Oil and Gas Sales

We earned net revenue of $3,236 during the three months ended March 31, 2015, compared to $21,859 during the comparable period of the previous year. The decrease in revenue is due decreased production due to oil wells that are temporarily out of service.

Lease operating expense

We incurred lease operating expenses of $5,347 and $7,507 during the three months ended March 31, 2015 and 2014, respectively. The decrease in is due to wells that are temporarily out of service.

Depletion, depreciation & amortization

We incurred depletion expense of $4,932 during the three months ended March 31, 2015, and $7,730 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of an increased estimate of reserves as of September 30, 2014 as compared to September 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $142,396 and $111,245 for the three months ended  March 31, 2015 and ended  2014, respectively. The increase was due to decreased professional fees in 2014.

Interest Expense

Interest expense increased from $66,761 for the three months ended  March 31, 2014 to $154,411 for the three months ended  March 31, 2015. Interest expense for the three months ended March 31, 2015 included amortization of discount on convertible notes payable in the amount of $057,607, compared to $0148,198 for the comparable period of 2014. The remainder was due to interest on convertible notes payable and imputed interest expense.

Net Loss

We incurred a net loss of $304,278 for the three months ended  March 31, 2015 as compared to $171,562 for the comparable period of 2014. The increase  in the net loss was the result of the decreased general and administrative expenses discussed above.

Liquidity and Capital Resources

At March 31, 2015, we had cash on hand of $3,131. The company has negative working capital of $517,872 . Net cash used in operating activities for the six months ended March 31, 2015 was $116,998. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

There were no sales of unregistered equity securities during the six months ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)
101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3)

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Filed or furnished herewith.
(3)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: May 15, 2015	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director