Form 10-Q
period 2015-06-30
First Titan Corp.
filed 2015-08-17
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-170315

FIRST TITAN CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

500 N Rainbow Boulevard, Suite 300 Las Vegas, NV	89107
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-448-8148

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2015, 7,634,417 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Titan Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST TITAN CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	September 30, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,497	$1,211
Accounts receivable and accrued revenue receivable	11,705	15,891
Prepaid expenses	—	12,160
Total current assets	15,202	29,262

Available for sale securities	52,398	52,379
Oil and gas properties
Evaluated property, net of accumulated depletion of $111,914 and $90,880 and net of accumulated impairment of $80,141 and $80,141, respectively	87,885	95,387
Unevaluated property	200,575	300,575
Total oil and gas properties	288,460	395,962

TOTAL ASSETS	$356,060	$477,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$252,192	$245,876
Advances payable	—	48,000
Current portion of convertible notes payable, net of discount of $244,432 and $244,752, respectively	92,655	247,895
Current portion of accrued interest payable	27,928	4,319
Current portion of asset retirement obligation	15,000	14,670
Total current liabilities	387,775	560,760

Convertible notes payable, net of discount of $200,009 and $267,574, respectively	33,875	8,711
Convertible note payable to related party	140,275	—
Accrued interest payable	7,108	6,964
Accrued interest payable to related party	3,459	—
Asset retirement obligation	5,845	5,603
TOTAL LIABILITIES	578,337	582,038

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 370,702 shares and 256,202 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	371	256
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and September 30, 2014	—	—
Additional paid-in capital	3,913,202	3,234,705
Accumulated other comprehensive income	17,398	17,379
Accumulated deficit	(4,153,248)	(3,356,775)
Total stockholders’ deficit	(222,277)	(104,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$356,060	$477,603

On June 30, 2015, we effected a one-for-100 reverse split. All share and per share amounts have been restated to reflect the split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

OIL AND GAS SALES, net	$35,530	$82,133	$13,133	$28,064

OPERATING EXPENSES
Lease operating expense	13,580	13,489	2,507	2,165
Depletion, depreciation and amortization	21,034	62,007	9,316	31,377
Accretion expense	1,270	896	410	370
Impairment of oil and gas properties	100,000	—	100,000	—
General and administrative expenses	354,255	417,223	107,433	140,910

LOSS FROM OPERATIONS	(454,609)	(411,482)	(206,533)	(146,758)

OTHER INCOME (EXPENSE)
Interest expense	(341,864)	(618,225)	(60,020)	(355,866)
Total other income (expense)	(341,864)	(618,225)	(60,020)	(355,866)

NET LOSS	$(796,473)	(1,029,707)	(266,553)	(502,624)

NET LOSS PER COMMON SHARE – Basic and diluted	$(2.57)	(7.20)	$(0.76)	$(2.88)

COMMON SHARES OUTSTANDING – Basic and diluted	309,488	143,109	349,279	174,440

On June 30, 2015, we effected a one-for-100 reverse split. All share and per share amounts have been restated to reflect the split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Nine months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

NET LOSS	$(796,473)	$(1,029,707)	$(266,553)	$(502,624)

Change in fair value of available-for-sale securities	19	21,279	(2,911)	(1,941)

Comprehensive loss	$(796,454)	(1,008,428)	$(269,464)	$(504,565)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

BALANCE, September 30, 2014	256,202	$256	$3,234,705	$17,379	$(3,356,775)	$(104,435)

Net loss	—	—	—	—	(796,473)	(796,473)
Other comprehensive income	—	—	—	19	—	19
Comprehensive loss	—	—	—	—	—	(796,454)
Shares issued for conversion of notes payable	114,500	115	457,885	—	—	458,000
Discount on issuance of convertible note payable	—	—	217,277	—	—	217,277
Imputed interest	—	—	3,335	—	—	3,335

BALANCE, June 30, 2015	370,702	$371	$3,913,202	$17,398	$(4,153,248)	$(222,277)

On June 30, 2015, we effected a one-for-100 reverse split. All share and per share amounts have been restated to reflect the split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(796,473)	$(1,029,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	22,304	62,903
Amortization of discount on convertible note payable	285,162	542,251
Imputed interest expense	3,335	10,659
Impairment of oil and gas properties	100,000	—
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	4,186	(11,323)
Prepaid expenses	12,160	(12,160)
Accounts payable and accrued liabilities	146,591	75,505
Accrued interest payable	49,908	65,314
Accrued interest payable to related party	3,459	—
NET CASH USED IN OPERATING ACTIVITIES	(169,368)	(296,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(14,230)	(54,714)
Investment in available for sale securities	—	(35,000)
NET CASH USED IN INVESTING ACTIVITIES	(14,230)	(89,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	185,884	276,285
NET CASH PROVIDED BY FINANCING ACTIVITIES	185,884	276,285

NET INCREASE (DECREASE) IN CASH	2,286	(109,987)

CASH, at the beginning of the period	1,211	127,748

CASH, at the end of the period	$3,497	$17,761

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$233,884	$—
Convertible note issued to related party for payment of accounts payable	$140,275	$—
Beneficial conversion feature of convertible note payable	$217,277	$276,285
Conversion of convertible notes payable.	$458,000	$395,852
Change in fair value of available-for-sale securities	$19	$21,279
Change in asset retirement obligation estimate	$697	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Note 1. General Organization and Business

First Titan Corp., a Nevada corporation, was incorporated on September 16, 2010. The Company’s year-end is September 30. The Company formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company is currently primarily an oil and gas exploration company.

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

On May 15, 2015, the company reincorporated from Florida to Nevada. As a result of the reincorporation, we effected a reverse split on June 30, 2015. Each shareholder in the Florida corporation received one share in the Nevada corporation for each 100 shares they held in the Florida corporation; fractional shares were rounded up to the nearest whole share and each shareholder received at least five shares.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended June 30, 2015, the Company had a net loss of $796,473 and negative cash flow from operating activities of $169,368. As of June 30, 2015, the Company had negative working capital of $372,573. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the nine month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2015.

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

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the nine months ended June 30, 2015, two operators accounted for 54% and 46% of our oil and gas sales. Those operators account for 22% and 78% of accounts receivable as of June 30, 2015. We did not recognize any credit losses during the nine months ended June 30, 2015. We have not recognized an allowance for doubtful accounts as of June 30, 2015.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $3,497 and $1,211 at June 30, 2015 and September 30, 2014, respectively.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $21,034 and $62,007 of depletion during the nine months ended June 30, 2015 and 2014, respectively. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at ten percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of June 30, 2015, the Company has oil and gas properties in the amount of $200,575, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost-ceiling test on a quarterly basis on the date of the latest balance sheet presented. As of June 30, 2015, management determined that it was not economically beneficial to continue to develop a parcel of unproved properties with a cost of $100,000. As a result, the Company recognized an expense for impairment of unproved properties of $100,000 during the nine months ended June 30, 2015.

Based on management’s review, 100% of the unproved oil and gas properties balance as of June 30, 2015 are expected to be added to amortization during the year ending September 30, 2015. The table below sets forth the cost of unproved properties excluded from the amortization base as of June 30, 2015 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2012	2013	2014	2015	Total
Acquisition costs	$153,264	$47,311	$—	$—	$200,575
Development costs	—	—	—	—	—
Exploration costs	—	—	—	—	—
Total	$153,264	$47,311	$—	$—	$200,575

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 or September 30, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the nine months ended June 30, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. At June 30, 2015, the Company had 34,316,160 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of June 30, 2015 and September 30, 2014 and the periods then ended on a recurring and nonrecurring basis:

June 30, 2015 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,845	$—
Available for sale securities	52,398	—	—	—
Totals	$52,398	$—	$20,845	$—

September 30, 2014 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,273	$—
Available for sale securities	52,379	—	—	—
Totals	$52,379	$—	$20,273	$—

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies of June 30, 2015 and September 30, 2014.

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

Note 4. Advances

During the nine months ended June 30, 2015, Vista View Ventures, Inc. advanced $185,884 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $233,884 of the advances into convertible notes payable to Vista View Ventures, Inc. As of June 30, 2015 and September 30, 2014, advances in the amount of $0 and $48,000, respectively, are included in current liabilities on the consolidated balance sheets.

During the nine months ended June 30, 2015, we recognized $3,335 of imputed interest expense on these advances.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Convertible note payable dated September 30, 2013 in the original principal amount of $528,434 due on September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	$60,802	$492,647
Convertible note dated June 30, 2014 payable in the original principal amount of $276,825 due on June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	276,285	276,285
Convertible note payable dated December 31, 2014 in the original principal amount of $118,620 due on December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share.	118,620	—
Convertible note payable dated March 31, 2015 in the original principal amount of $49,190 due on March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.005 per share	49,190	—
Convertible note payable dated June 30, 2015 in the original principal amount of $66,074 due on June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.53 per share	66,074	—
Total convertible notes payable	$570,971	$768,932

Less: current portion of convertible notes payable	(337,087)	(492,647)
Less: discount on noncurrent convertible notes payable	(200,009)	(267,574)
Long-term convertible notes payable, net of discount	$33,875	$8,711

Current portion of convertible notes payable	337,087	492,647
Less: discount on current convertible notes payable	(244,432)	(244,752)
Long-term convertible notes payable, net of discount	$92,655	$247,895

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Advances Refinanced into Convertible Promissory Notes

During the nine months ended June 30, 2015, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
December 31, 2014	December 31, 2016	10%	$0.01	$118,620	$102,013
March 31, 2015	March 31, 2017	10%	0.005	49,190	49,190
June 30, 2015	June 30, 2017	10%	0.53	66,074	66,074
Total				$233,884	$217,277

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

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt extinguishment due to the addition of the conversion feature. No gain or loss on the extinguishment was required to be recognized since the carrying amount of the existing debt approximated its fair value.

Conversions to Common Stock

During nine months ended June 30, 2015, the holders of the Convertible Note Payable dated September 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 15, 2014	$48,000	12,000	$21,578
December 3, 2014	48,000	12,000	17,121
January 15, 2015	52,000	13,000	17,832
January 30, 2015	56,000	14,000	19,095
February 16, 2015	56,000	14,000	17,397
March 16, 2015	64,000	16,000	15,690
May 12, 2015	64,000	16,000	—
June 12, 2015	70,000	17,500	—
Total	$458,000	114,500	$108,713

Note 6. Convertible Notes Payable to Related Parties

On April 1, 2015, we issued a $140,275 convertible note payable to Eaton Central America, Inc. (“Eaton”), a significant shareholder in the company. On April 1, 2015, Easton owned 47,113 shares of our common stock, which was approximately 14% of our outstanding stock. The lender paid the note proceeds directly to one of the Company’s vendors which reduced accounts payable by the same amount. All principal and accrued interest is due when the note matures on April 1, 2017. This note is unsecured, bears interest at 10%, and is convertible into shares of common stock at a rate of $0.02 per share.

We evaluated the terms of the notes in accordance with ASC Topic No. 815-40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be greater than the market value of underlying common stock at the inception of the note. As a result, we determined that no beneficial conversion feature was necessary on this note.

Note 7. Stockholders’ Equity

Conversion of shares

During the nine months ended June 30, 2015, we issued 114,500 shares of common stock as a result of conversions of principal and accrued interest on convertible notes payable in the total amount of $458,000. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Reverse Split

On May 15, 2015, the company reincorporated from Florida to Nevada. As a result of the reincorporation, we effected a reverse split on June 30, 2015. Each shareholder in the Florida corporation received one share in the Nevada corporation for each 100 shares they held in the Florida corporation; fractional shares were rounded up to the nearest whole share and each shareholder received at least five shares.

Imputed Interest

During nine months ended June 30, 2015, the Company recognized imputed interest of $3,335 as an increase to shareholders’ equity.

Note 8. Subsequent Events

On July 8, 2015, the holders of the convertible promissory note dated September 30, 2013 elected to convert accrued interest of $400 into 10,000 share of common stock.

On August 1, 2015, Eaton Central America elected to convert all principal and accrued interest on the convertible note payable into 7,248,170 shares of common stock.

During July 2015, the Company issued 5,545 shares of common stock as a result of rounding up fractional shares to the nearest whole share and ensuring that each shareholder received at least five shares. This was related to the reincorporation and reverse split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Titan Corp., a Nevada corporation, was incorporated on September 16, 2010. The Company’s year-end is September 30. The Company formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company is currently primarily an oil and gas exploration company.

Critical Accounting Policies

We prepare our Consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. We regularly review our accounting policies, and how they are applied and disclosed in our condensed consolidated financial statements.

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

Results of Operations

Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014.

Oil and Gas Sales

We earned net revenue of $35,530 during the nine months ended June 30, 2015, compared to $82,133 during the comparable period of the previous year. About $33,600 (71%) of the variance is due to lower oil prices in the current year. The remaining difference is due to lower oil production, as some of our wells were temporarily out of service this year.

Lease operating expense

We incurred lease operating expenses of $13,580 and $13,489 during the nine months ended June 30, 2015 and 2014, respectively. The increase is negligible.

Depletion, depreciation & amortization

We incurred depletion expense of $21,034 during the nine months ended June 30, 2015, and $62,007 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of an increased estimate of reserves as of September 30, 2014 as compared to September 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $354,255 and $417,223 for the nine months ended June 30, 2015 and ended 2014, respectively. The decrease was due to a small decrease in professional fees during the nine months ended June 30, 2015.

Impairment of Oil and Gas Properties

As of June 30, 2015, management determined that it was not economically beneficial to continue to develop a parcel of unproved properties with a cost of $100,000. As a result, the Company recognized an expense for impairment of unproved properties of $100,000 during the nine months ended June 30, 2015. No such impairment expense was recognized during the comparable period of 2014.

Interest Expense

Interest expense decreased from $618,225 for the nine months ended June 30, 2014 to $341,864 for the nine months ended June 30, 2015. Interest expense for the nine months ended June 30, 2015 included amortization of discount on convertible notes in the amount of $285,162, compared to $542,251 for the comparable period of 2014. This was offset by a $15,406 decline in interest expense accrued on our convertible notes and a $7,323 decline in imputed interest expense on advances we received.

Change in Fair Value of Available-for-Sale Securities

During the nine months ended June 30, 2015, the market value of our available securities declined by $19, as compared to $21,279 during the comparable period in 2014. The $21,620 favorable variance is due to better market performance of shares we hold in Biofuel Power Corporation.

Net Loss

We incurred a net loss of $796,473 for the nine months ended June 30, 2015 as compared to $1,029,707 for the comparable period of 2014. The decrease in the net loss was the result of reduced depletion expense and reductions in interest expense, as discussed above. This is offset by the decline in oil and gas sales, due to declining market prices.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Oil and Gas Sales

We earned net revenue of $13,133 during the three months ended June 30, 2015, compared to $28,064 during the comparable period of the previous year. The decrease is due to the decline in crude oil prices. Our net revenue per barrel of oil declined from $122 in the prior period to $50 in the current period.

Lease operating expense

We incurred lease operating expenses of $2,507 and $2,165 during the three months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2014, some our wells were out of production, which was not the case during the comparable period in 2015.

Depletion, depreciation & amortization

We incurred depletion expense of $9,316 during the three months ended June 30, 2015, and $31,377 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of an increased estimate of reserves as of September 30, 2014 as compared to September 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $107,433 and $140,910 for the three months ended June 30, 2015 and ended 2014, respectively. The decrease was due to increased professional fees during the three months ended June 30, 2015.

Impairment of Oil and Gas Properties

As of June 30, 2015, management determined that it was not economically beneficial to continue to develop a parcel of unproved properties with a cost of $100,000. As a result, the Company recognized an expense for impairment of unproved properties of $100,000 during the three months ended June 30, 2015. No such impairment expense was recognized during the comparable period of 2014.

Interest Expense

Interest expense decreased from $355,866 for the three months ended June 30, 2014 to $60,020 for the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2015 included amortization of discount on convertible notes in the amount of $41,025, compared to $225,340 for the comparable period of 2014. The remainder was due to interest on convertible notes payable and imputed interest expense.

Net Loss

We incurred a net loss of $266,553 for the three months ended June 30, 2015 as compared to $502,624 for the comparable period of 2014. The decrease in the net loss was the result of the decreased general and administrative expenses discussed above.

Liquidity and Capital Resources

At June 30, 2015, we had cash on hand of $3,497. The company has negative working capital of $372,573. Net cash used in operating activities for the nine months ended June 30, 2015 was $169,368. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

There were no sales of unregistered equity securities during the nine months ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to smaller reporting companies.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)
101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3)

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Filed or furnished herewith.
(3)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: August 17, 2015	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director