Form 10-Q/A
period 2015-03-31
First Titan Corp.
filed 2015-09-17
CIK 1502152

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015.

Additionally, we corrected the following typographical error:

On page 4, the “CONSOLIDATED BALANCE SHEETS”, the common stock line item label has been corrected to include the number of shares for the September 30, 2014 period: “Common Stock, $0.0001 par value; 250,000,000 shares authorized; 33,720,137 and 25,620,137 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively.”

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST TITAN CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	September 30, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,131	$1,211
Accounts receivable	6,066	15,891
Prepaid expenses	12,160	12,160
Total current assets	21,357	29,262

Available for sale securities	55,309	52,379
Oil and gas properties
Evaluated property, net of accumulated depletion of $102,598 and $90,880 and net of accumulated impairment of $80,141 and $80,141, respectively	84,130	95,387
Unevaluated property	300,575	300,575
Total oil and gas properties	384,705	395,962

TOTAL ASSETS	$461,371	$477,603

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$354,551	$245,876
Advances payable	—	48,000
Current portion of convertible notes payable, net of discount of $21,817 and $244,752, respectively.	168,905	247,895
Current portion of accrued interest payable	784	4,319
Current portion of asset retirement obligation	14,989	14,670
Total current liabilities	539,229	560,760

Convertible notes payable, net of discount of $397,574 and $267,574, respectively.	46,521	8,711
Accrued interest payable	23,665	6,964
Asset retirement obligation	5,713	5,603
TOTAL LIABILITIES	615,128	582,038

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 33,720,137 and 25,620,137 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively.	3,372	2,562
Additional paid-in capital	3,709,257	3,232,399
Accumulated other comprehensive income	20,309	17,379
Accumulated deficit	(3,886,695)	(3,356,775)
Total stockholders’ deficit	(153,757)	(104,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$461,371	$477,603

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)
101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2) ,(3)

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Filed or furnished herewith.
(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: September 17, 2015	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director