Form 10-Q/A
period 2015-06-30
First Titan Corp.
filed 2015-09-24
CIK 1502152

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 17, 2015.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)
101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3)

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(2)	Previously filed or furnished herewith.
(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: September 24, 2015	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director