Form 10-K
period 2015-09-30
First Titan Corp.
filed 2016-01-13
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55072

FIRST TITAN CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

500 North Rainbow Boulevard, Suite 300 Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-448-8148

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC Markets QB

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

Yes ☐ No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2015 was $507,656.

There were 9,738,543 shares of the Registrant’s common stock outstanding as of January 11, 2016.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “FTTN,” “our,” and “us” refers to First Titan Corp., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

First Titan Corp., a Nevada corporation, was incorporated on September 16, 2010. Our year-end is September 30. We were formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company is currently primarily an oil and gas exploration company.

On September 16, 2011, we created First Titan Energy, LLC to invest in oil and gas properties, greenfield projects and in the development of innovative exploration and production technologies.

On September 16, 2011, we formed a new subsidiary company, First Titan Technical, LLC, to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles.

On May 15, 2015, we reincorporated from Florida to Nevada. As a result of the reincorporation, we effected a reverse split on June 30, 2015. Each shareholder in the Florida corporation received one share in the Nevada corporation for each 100 shares they held in the Florida corporation; fractional shares were rounded up to the nearest whole share and each shareholder received at least five shares.

First Titan Energy’s oil and gas development activities include the following:

Alabama – On May 2, 2012, we acquired a one percent working interest in one well in Little Cedar Creek Field in Alabama. This well was drilled during the fiscal year ended September 30, 2012 and we began receiving revenue during the fiscal year ended September 30, 2013. This well is located in the Little Cedar Field, Alabama’s largest producing oil field. This well is currently producing oil and natural gas from one well.

Louisiana – On January 3, 2012, we entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). The South Lake Charles Prospect is located seven miles south of the city of Lake Charles, Louisiana. It is a middle Oligocene age geo-pressured prospect located in the middle and lower hackberry sands. Under the terms of the Participation Agreement, we will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. We will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. We anticipate that our share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. On August 12, 2013, the Participation Agreement was amended to reduce our working interest to 1.8%. As a result, our share of the drilling cost is expected to be approximately $181,000. The Company has paid $143,264 of its share of the costs of the well to date. We will receive 1.4% of the revenue from this well. The well began being drilled during the year ended September 30, 2014. During the year ended September 30, 2015, before the completion of the well, the well was damaged by a subcontractor working on the well. The operator of the well is in arbitration with the relevant subcontractors for compensation on the damage to the well.

Texas – On July 7, 2013, the Company acquired a 30% working interest in the Minns Project located in Waller County, Texas. The project included three producing wells and a salt water disposal well within the Brookshire Field. This well was reworked and deepened during the year ended September 30, 2014. It is currently producing oil from one well.

In November 2015, the Company signed a letter of intent with a third-party that is in the business of acquiring midstream oil field equipment. The agreement provides a 90-day option period for the parties to conduct due diligence and determine the prospects of entering into a partnership, joint venture and/or investigating other strategic opportunities.

In December 2015, the Company signed an oil, gas and minerals option for a property on the westernmost edge of the Barnett Shale in Texas. The Company will have 90 days to investigate the property before deciding whether or not to move forward with leasing and/or developing the property.

We have incurred losses since inception, have been issued a going concern opinion from our auditors, and rely upon the sale of our securities and debt financing to fund operations. We will need additional financing in order to continue operations.

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We maintain our corporate offices at 500 North Rainbow Boulevard, Suite 300, Las Vegas, Nevada 89107. Our telephone number is 702-448-8148. We also rent an executive suite in Houston, Texas.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the “Over the Counter” Bulletin Board’s QB Tier (“OTC”) under the symbol “FTTN”. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended September 30, 2015
Quarter ended September 30, 2015	$2.60	$0.46
Quarter ended June 30, 2015	$2.40	$0.40
Quarter ended March 31, 2015	$2.60	$1.20
Quarter ended December 31, 2014	$10.10	$1.55

Fiscal Year Ended September 30, 2014
Quarter ended September 30, 2014	$14.00	$1.65
Quarter ended June 30, 2014	$38.30	$6.00
Quarter ended March 31, 2014	$85.00	$31.00
Quarter ended December 31, 2013	$237.00	$38.00

Holders

As of the date of this filing, there were five holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on January 11, 2016, as quoted by OTC Markets Group, Inc., was $0.00. There were 9,738,543 shares of common stock issued and outstanding as of January 11, 2016. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

As a result of our reincorporation, we effected a reverse split on June 30, 2015. Each shareholder in the Florida corporation received one share in the Nevada corporation for each 100 shares they held in the Florida corporation; fractional shares were rounded up to the nearest whole share and each shareholder received at least five shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	10,000,000

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	10,000,000

Preferred Stock

Our authorized preferred stock consists of 20,000,000 shares of $0.001 par value preferred stock. On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

On the same date, the board authorized issuing 1,000,000 shares of our Series E Preferred stock to Eaton Central America Inc. (“Eaton”). On that date, Eaton owned 7,295,283 of our common shares, constituting 81.42% of our common shares outstanding.

As of the date of this report, there are 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by during the quarter ended September 30, 2015 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
May 12, 2015	Common Stock	16,000	$64,000 conversion of debt on convertible promissory note dated September 30, 2013	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share
June 12, 2015	Common Stock	17,500	$70,000 conversion of debt on convertible promissory note dated September 30, 2013	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share
July 8, 2015	Common Stock	10,000	$400 conversion of debt on convertible promissory note dated September 30, 2013	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share
August 1, 2015 (1)	Common Stock	7,248,170	$144,963 conversion of debt on convertible promissory note dated April 1, 2015	Securities Act Section 4(a)(2)	Principal and accrued interest convertible to common stock at $0.02 per share
August 12, 2015	Common Stock	12,000	$480 conversion of debt on convertible promissory note dated September 30, 2013	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share
August 13, 2015	Common Stock	724,000	$28,960 conversion of debt on convertible promissory note dated September 30, 2013	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share
August 18, 2015	Common Stock	60,000	$2,400 conversion of debt on convertible promissory note dated September 30, 2013	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share
September 3, 2015	Common Stock	200,000	$8,000 conversion of debt on convertible promissory note dated September 30, 2013	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share
September 18, 2015	Common Stock	163,000	$6,520 conversion of debt on convertible promissory note dated September 30, 2015	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share

(1)

On August 1, 2015, we issued 7,248,170 shares of common stock to Eaton Central America Inc. upon conversion of principal and accrued interest on a convertible note payable in the amount of $144,963. We relied upon Section 4(2) of the Securities Act, which exempts from registration “transactions by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

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

Background of our Company

First Titan Corp., a Nevada corporation, was incorporated on September 16, 2010. Our year-end is September 30. We were formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company is currently primarily an oil and gas exploration company.

On September 16, 2011, we created First Titan Energy, LLC to invest in oil and gas properties, greenfield projects and in the development of innovative exploration and production technologies.

On September 16, 2011, we formed a new subsidiary company, First Titan Technical, LLC, to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles.

On May 15, 2015, we reincorporated from Florida to Nevada. As a result of the reincorporation, we effected a reverse split on June 30, 2015. Each shareholder in the Florida corporation received one share in the Nevada corporation for each 100 shares they held in the Florida corporation; fractional shares were rounded up to the nearest whole share and each shareholder received at least five shares.

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of September 30, 2015, we had cash on hand of $5,687.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

During the year ended September 30, 2015, we had a net loss of $1,085,662. Net cash used by operating activities for the year ended September 30, 2015 was $402,457. We had a working capital deficit of $235,650 as of September 30, 2015. We do not anticipate having positive net income in the immediate future.

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

Fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014.

Oil and Gas Sales, net

Net oil and gas sales decreased to $42,153 for the year ended September 30, 2015, compared to $97,252 for the year ended September, 30, 2014. The decline in sales was driven by lower average sales prices in the current year.

Lease operating expense

We incurred lease operating expenses of $17,641 and $20,214 during the years ended September 30, 2015 and 2014, respectively.

Depletion, depreciation & amortization

We incurred depletion expense of $20,574 during the year ended September 30, 2015, and $30,209 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of an increased estimate of reserves as of September 30, 2015 as compared to September 30, 2014.

Impairment of Oil and Gas Properties

As of June 30, 2015, management determined that it was not economically beneficial to continue to develop a parcel of unproved properties with a cost of $100,000. As a result, the Company recognized an expense for impairment of unproved properties of $100,000 during the year ended September 30, 2015. In addition, we recognized impairment of proved properties of $33,833 during the year ended September 30, 2015 as a result of the full cost ceiling test. No such impairment expense was recognized during the comparable period of 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $566,305 and $502,772 for the years ended September 30, 2015 and 2014, respectively. The increase is due to an increase in professional fees.

Interest Expense

Interest expense decreased from $787,603 for the year ended September 30, 2014 to $387,915 for the year ended September 30, 2015.

Interest expense for the year ended September 30, 2015 included amortization of discount on convertible notes payable in the amount of $314,387, compared to $689,799 for the comparable period of 2014. Excluding the effect of the amortization of discount on convertible notes payable, interest expense was $73,528 and $97,804 for the years ended September 30, 2015 and 2014, respectively.

The remaining decrease is due to a $17,769 decrease in stated interest on our convertible notes payable and a $6,508 decrease in imputed interest on advances payable.

Net Loss

We incurred a net loss of $1,085,662 for the year ended September 30, 2015 as compared to $1,245,170 for the comparable period of 2014. The decrease in the net loss was primarily the result of lower interest expense related to the amortization of the discount on our convertible notes payable.

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

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $235,650.

As of September 30, 2015, we had $5,687 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

During the years ended September 30, 2015 and 2014, we had net cash used in operating activities of $402,457 and $311,008, respectively. We do not expect to generate positive cash flow from operating activities in the near future. Our ability to generate positive cash flow from operating activities is based on our ability to generate more revenue by either increasing production from properties that we already own or from acquiring additional productive properties. We continue to seek out acquisition targets; however, we have not identified any specific potential acquisitions at this time. Our ability to consummate acquisitions is dependent on our ability to raise the money to fund those acquisitions. There is no guarantee that if an acquisition target were identified that we would be able to raise the money to consummate the transaction.

During the years ended September 30, 2015 and 2014, we had net cash used in investing activities of $14,264 and $139,814, respectively. We used less cash in investing activities, because we did not make any acquisitions during the year ended September 30, 2015.

During the years ended September 30, 2015 and 2014, we had net cash provided by financing activities of $421,197 and $324,285, respectively. This was the result of borrowings to fund our operations during those periods.

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2015 and 2014. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2015, the Company had a net loss of $1,085,662 and generated negative cash flow from operating activities in the amount of $402,457. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

First Titan Corp.

Consolidated Financial Statements

September 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Titan Corp.

We have audited the accompanying consolidated balance sheets of First Titan Corp. as of September 30, 2015 and 2014 and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Titan Corp. as of September 30, 2015 and 2014, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 13, 2016

FIRST TITAN CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,687	$1,211
Accounts receivable and accrued revenue receivable	4,794	15,891
Prepaid expenses	699	12,160
Total current assets	11,180	29,262

Available-for-sale securities	56,279	52,379
Oil and gas properties, full cost method of accounting:
Evaluated property, net of accumulated depletion of $111,454 and $90,880 and net of accumulated impairment of $113,974 and $80,141, respectively	54,279	95,387
Unevaluated property	200,575	300,575
Total oil and gas properties	254,854	395,962

TOTAL ASSETS	$322,313	$477,603

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$130,879	$245,876
Advances payable	—	48,000
Current portion of convertible notes payable, net of discount of $225,315 and $244,752, respectively	66,308	247,895
Current portion of accrued interest payable	34,643	4,319
Current portion of asset retirement obligation	15,000	14,670
Total current liabilities	246,830	560,760

Convertible notes payable, net of discount of $425,214 and $267,574, respectively	43,983	8,711
Accrued interest payable	13,004	6,964
Asset retirement obligation	5,855	5,603
TOTAL LIABILITIES	309,672	582,038

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value; 480,000,000 shares authorized; 8,793,418 and 256,202 shares issued and outstanding at September 30, 2015 and September 30, 2014, respectively	8,793	256
Series E Preferred Stock, $0.001 stated value; 20,000,000 shares authorized; 1,000,000 and no shares issued and outstanding at September 30, 2015 and September 30, 2014, respectively	1,000	—
Additional paid-in capital	4,424,006	3,234,705
Accumulated other comprehensive income	21,279	17,379
Accumulated deficit	(4,442,437)	(3,356,775)
Total stockholders’ equity (deficit)	12,641	(104,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$322,313	$477,603

The accompany notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2015	2014

OIL AND GAS SALES, net	$42,153	$97,252

OPERATING EXPENSES
Lease operating expense	17,641	20,214
Depletion, depreciation and amortization	20,574	30,209
Accretion expense	1,547	1,624
Impairment of oil and gas properties	133,833	—
General and administrative expenses	566,305	502,772
Total operating expenses	739,900	554,819

LOSS FROM OPERATIONS	(697,747)	(457,567)

OTHER INCOME (EXPENSE)
Interest expense	(387,915)	(787,603)

NET LOSS	$(1,085,662)	$(1,245,170)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.66)	$(7.50)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — Basic and diluted	1,643,622	165,918

On June 30, 2015, we effected a one-for-100 reverse split. All share and per share amounts have been restated to reflect the split.

The accompany notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2015	2014

NET LOSS	$(1,085,662)	(1,245,170)

Change in fair value of available-for-sale securities	3,900	17,379

Comprehensive loss	$(1,081,762)	$(1,227,791)

The accompany notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

						Accumulated
			Series E		Additional	Other
	Common Stock		Preferred Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

BALANCE, September 30, 2013	108,638	$109	—	$—	$2,356,778	$—	$(2,111,605)	$245,282

Common stock issued for conversion of debt	147,564	147	—	—	590,109	—	—	590,256
Discount on convertible note payable	—	—	—	—	276,285	—	—	276,285
Imputed interest	—	—	—	—	11,533	—	—	11,533
Net Loss	—	—	—	—	—	—	(1,245,170)	(1,245,170)
Other comprehensive income	—	—	—	—	—	17,379	—	17,379

BALANCE, September 30, 2014	256,202	$256	—	$—	$3,234,705	$17,379	$(3,356,775)	$(104,435)

Common stock issued to related party for conversion of debt	7,248,170	7,248	—	—	137,715	—	—	144,963
Common stock issued for conversion of debt	1,283,500	1,284	—	—	503,476	—	—	504,760
Common stock issued for share rounding	5,546	5	—	—	(5)	—	—	—
Preferred stock issued for services	—	—	1,000,000	1,000	90,500	—	—	91,500
Discount on convertible note payable	—	—	—	—	452,590	—	—	452,590
Imputed interest	—	—	—	—	5,025	—	—	5,025
Net loss	—	—	—	—	—	—	(1,085,662)	(1,085,662)
Other comprehensive income	—	—	—	—	—	3,900	—	3,900

BALANCE, September 30, 2015	8,793,418	$8,793	1,000,000	$1,000	$4,424,006	$21,279	$(4,442,437)	$12,641

On June 30, 2015, we effected a one-for-100 reverse split. All share and per share amounts have been restated to reflect the split.

The accompany notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,085,662)	$(1,245,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	22,121	31,833
Impairment of oil and gas properties	133,833	—
Amortization of discount on convertible note payable	314,387	689,799
Preferred stock issued for services – related party	91,500	—
Imputed interest expense	5,025	11,533
Changes in operating assets and liabilities:
Accounts receivable	11,097	(5,433)
Prepaid expenses	11,461	(12,160)
Accounts payable and accrued liabilities	25,278	132,318
Accrued interest payable	68,503	86,272
NET CASH USED IN OPERATING ACTIVITIES	(402,457)	(311,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(14,264)	(104,814)
Purchase of available-for-sale securities	—	(35,000)
NET CASH USED IN INVESTING ACTIVITIES	(14,264)	(139,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	421,197	324,285
NET CASH PROVIDED BY FINANCING ACTIVITIES	421,197	324,285

NET INCREASE (DECREASE) IN CASH	4,476	(126,537)

CASH, at the beginning of the period	1,211	127,748

CASH, at the end of the period	$5,687	$1,211

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$469,197	$276,285
Beneficial conversion discount on convertible note payable	$452,590	$276,285
Conversion of convertible notes payable	$649,723	$590,256
Change in fair value of available-for-sale securities	$3,900	$17,379
Convertible note payable issued to related party	$140,275	$—
Change in estimate of asset retirement obligation	$965	$—

The accompany notes are an integral part of these consolidated financial statements.

FIRST TITAN CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Note 1. Background Information

First Titan Corp., a Nevada corporation, was incorporated on September 16, 2010. Our year-end is September 30. We were formed to design and manufacture both panel and engineered/tooled custom vacuum formed instrument panels and wiring harnesses, required for the monitoring of any final product that utilizes a gas or diesel engine source. The Company is currently primarily an oil and gas exploration company.

On September 16, 2011, we created First Titan Energy, LLC to invest in oil and gas properties, greenfield projects and in the development of innovative exploration and production technologies.

On September 16, 2011, we formed a new subsidiary company, First Titan Technical, LLC, to commence business operations designing and marketing automotive electronics custom-designed for heavy-duty vehicles.

On May 15, 2015, we reincorporated from Florida to Nevada. As a result of the reincorporation, we effected a reverse split on June 30, 2015. Each shareholder in the Florida corporation received one share in the Nevada corporation for each 100 shares they held in the Florida corporation; fractional shares were rounded up to the nearest whole share and each shareholder received at least five shares.

First Titan Energy’s oil and gas development activities include the following:

Alabama – On May 2, 2012, we acquired a one percent working interest in one well in Little Cedar Creek Field in Alabama. This well was drilled during the fiscal year ended September 30, 2012 and we began receiving revenue during the fiscal year ended September 30, 2013. This well is located in the Little Cedar Field, Alabama’s largest producing oil field. This well is currently producing oil and natural gas from one well.

Louisiana – On January 3, 2012, we entered into a participation agreement in an oil and gas drilling project in Calcasieu Parish, Louisiana (the “Participation Agreement”). The South Lake Charles Prospect is located seven miles south of the city of Lake Charles, Louisiana. It is a middle Oligocene age geo-pressured prospect located in the middle and lower hackberry sands. Under the terms of the Participation Agreement, we will participate in the drilling of one well and may participate in the drilling of future wells if it chooses. We will pay 25% of the drilling cost of the first well and will receive 13.59% of the net revenue from the well. We anticipate that our share of the total drilling and completion cost of the initial well, projected to be drilled to approximately 15,500 feet, will be $3.4 million. On August 12, 2013, the Participation Agreement was amended to reduce our working interest to 1.8%. As a result, our share of the drilling cost is expected to be approximately $181,000. The Company has paid $143,264 of its share of the costs of the well to date. We will receive 1.4% of the revenue from this well. The well began being drilled during the year ended September 30, 2014. During the year ended September 30, 2015, before the completion of the well, the well was damaged by a subcontractor working on the well. The operator of the well is in arbitration with the relevant subcontractors for compensation on the damage to the well.

Texas – On July 7, 2013, the Company acquired a 30% working interest in the Minns Project located in Waller County, Texas. The project included three producing wells and a salt water disposal well within the Brookshire Field. This well was reworked and deepened during the year ended September 30, 2014. It is currently producing oil from one well.

Note 2. Going Concern

For the fiscal year ended September 30, 2015, the Company had a net loss of $1,085,662 and negative cash flow from operations of $402,457. As of September 30, 2015, the Company has negative working capital of $235,650.

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

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the year ended September 30, 2015, two operators accounted for 59% and 41% of our oil and gas sales. Those operators account for 63% and 37% of accounts receivable as of September 30, 2015. We did not recognize any credit losses during the year ended September 30, 2015. We have not recognized an allowance for doubtful accounts as of September 30, 2015 and 2014. All amounts receivable as of September 30, 2015 were collected subsequent to year end.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $5,687 and $1,211 at September 30, 2015 and 2014, respectively.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing, and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration and development activities are expensed as incurred.

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $20,574 and $30,209 of depletion during the years ended September 30, 2015 and 2014, respectively.

Impairment of Oil and Gas Properties

Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at ten percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost-ceiling test on a quarterly basis on the date of the latest balance sheet presented. The Company recognized expense for impairment of proved properties of $133,833 during the year ended September 30, 2015 as a result of applying the full cost ceiling test. There was no impairment required to be recognized during the year ended September 30, 2014.

Costs associated with unevaluated properties are capitalized as oil and gas properties but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization and the full cost ceiling test. As of September 30, 2015, the Company has oil and gas properties in the amount of $200,575, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. We assess all items classified as unevaluated property on at least an annual basis for inclusion in the amortization base. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate that there would be impairment, or if proved reserves are assigned to a property, the cumulative costs incurred to date for such property are transferred to the amortizable base and are then subject to amortization. During the years ended September 30, 2015 and 2014, costs of $100,000 and $0, respectively, were transferred to the amortization base.

Based on management’s review, 100% of the unproved oil and gas properties balance as of September 30, 2015 are expected to be added to amortization during the year ending September 30, 2015. The table below sets forth the cost of unproved properties excluded from the amortization base as of September 30, 2015 and notes the year in which the associated costs were incurred:

	Year of Acquisition
	2012	2013	2014	2015	Total
Acquisition costs	$153,264	$47,311	$—	$—	$200,575
Development costs	—	—	—	—	—
Exploration costs	—	—	—	—	—
Total	$153,264	$47,311	$—	$—	$200,575

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability, as part of the cost of the related long-lived asset when the asset is placed in service. The cost is subsequently included in the amortization base and amortized over proved reserves using the units of production method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and gas wells. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2015 or September 30, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the years ended September 30, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the years ended September 30, 2015 and 2014, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At September 30, 2015, the Company had 34,269,307 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of September 30, 2015 and September 30, 2014 and the periods then ended on a recurring and nonrecurring basis:

September 30, 2015 Description	Level 1	Level 2		Level 3	Total Realized Loss
Asset retirement obligation	$—		$—	$20,855	$—
Available for sale securities	56,279		—	—	—
Totals	$56,279	$		$20,855	$—

September 30, 2014 Description	Level 1	Level 2		Level 3	Total Realized Loss
Asset retirement obligation	$—		$—	$20,273	$—
Available for sale securities	52,379		—	—	—
Totals	$52,379	$		$20,273	$—

Beneficial Conversion Feature

Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. When the Company issues a debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company’s common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies of September 30, 2015 and September 30, 2014.

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

Note 4. Related Party Transactions

Convertible Notes Payable to a Related Party

On April 1, 2015 we issued a $140,275 convertible note to Eaton Central America, Inc. (“Eaton”), a significant shareholder in the company. On April 1, 2015 Eaton owned 47,113 shares of our common stock, which was approximately 53% of our outstanding common stock. The lender paid the note proceeds directly to one our vendors, which reduced accounts payable by the same amount. The note bore interest at 10% per year. Principal and interest were due when the noted matured on April 1, 2017. Eaton had the right to convert principal and interest into shares of common stock a rate of $0.02 per share.

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

On August 1, 2015, Eaton converted the entire principal and accrued interest on the convertible note into 7,248,170 shares of common stock.

Preferred Stock Issued to a Related Party

On August 3, 2015, our Board of Directors authorized issuing 1,000,000 shares of our Series E Preferred stock to Eaton Central America Inc. (“Eaton”), a significant shareholder of the Company. On that date, Eaton owned 7,295,283 of our common shares, constituting 81.42% of our common shares outstanding.

The Series E Preferred Stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

We valued the Series E Preferred stock issued to Eaton at $91,500 based upon a third-party appraisal of the value of the stock issued.

Note 5. Advances from Third Parties

During the years ended September 30, 2015 and 2014, Vista View Ventures, Inc. advanced $421,197 and $324,285, respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same periods, the Company refinanced $469,197 and $276,285, respectively, of the advances into convertible notes payable with Vista View Ventures, Inc. As of September 30, 2015 and September 30, 2014, advances in the amount of $0 and $48,000, respectively, are included in current liabilities on the consolidated balance sheets. During the years ended September 30, 2015 and 2014, we recognized interest expense on these advances of $5,025 and $11,533, respectively.

Note 6. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the years ended September 30, 2015 and 2014 are as follows.

	2015	2014
Tax benefit at U.S. statutory rate	$379,982	$112,358
less: amortization of beneficial conversion feature	(110,035)	—
less: impairment of oil and gas properties	(46,842)	—
less: stock based expenses	(32,025)	—
less: valuation allowance	(191,080)	(112,358)
Tax benefit, net	$—	$—

We have net operating loss carryforwards of approximately $2,052,239 as of September 30, 2015.

Note 7. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Convertible note dated September 30, 2013 in the original principal amount of $528,434, maturing on September 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	$15,338	$492,647
Convertible note dated June 30, 2014 payable in the original principal amount of $276,825, maturing on June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	276,285	276,285
Convertible note dated December 31, 2014 in the original principal amount of $118,620, maturing on December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share.	118,620	—
Convertible note dated March 31, 2015 in the original principal amount of $49,190, maturing on March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.005 per share	49,190	—
Convertible note dated June 30, 2015 in the original principal amount of $66,074, maturing on June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.53 per share	66,074	—
Convertible note dated September 30, 2015 in the original principal amount of $235,313, maturing on September 30, 2018, bearing interest at 10% per year, convertible into common stock a rate of $0.75 per share.	235,313	—
Total convertible notes payable	$760,820	$768,932

Less: current portion of convertible notes payable	(291,623)	(492,647)
Less: discount on noncurrent convertible notes payable	(425,214)	(267,574)
Noncurrent convertible notes payable, net of discount	$43,983	$8,711

Current portion of convertible notes payable	291,623	492,647
Less: discount on current convertible notes payable	(225,315)	(244,752)
Current portion of convertible notes payable, net of discount	$66,308	$247,895

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

The Company accrued interest in the amount of $68,503 and $86,272 during the years ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, accrued interest payable was $47,647 and $11,283, respectively. During the years ended September 30, 2015 and 2014, discounts on convertible notes payable of $314,387 and $689,799, respectively, were amortized to interest expense.

Convertible notes issued

During the year ended September 30, 2015, the Company signed convertible promissory notes of $469,197 in total with Vista View Ventures Inc., which refinanced non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Discount
December 31, 2014	December 31, 2016	10%	$0.01	$118,620	$102,013
March 31, 2015	March 31, 2017	10%	0.005	49,190	49,190
June 30, 2015	June 30, 2017	10%	0.53	66,074	66,074
September 30, 2015	September 30, 2018	10%	0.75	235,313	235,313
Total				$469,197	$452,590

On June 30, 2014, we issued a Convertible Promissory Note for $276,285 to refinance advances. The note is payable, with accrued interest, on June 30, 2016. The note bears interest at rate of 10% per year, and is convertible into common stock at a rate of $0.03 per share.

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized beneficial conversion features of $102,013; $49,190; $66,074; and $235,313 on December 31, 2014; March 31, 2015; June 30, 2015; and September 30, 2015, respectively. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method.

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

Conversions to Common Stock

During year ended September 30, 2014, the holders of the Convertible Note Payable dated February 28, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement, which provided for conversion at $0.04 per share.

Year Ended September 30, 2014
Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 25, 2013	$20,000	5,000	$14,119
October 31, 2013	20,000	5,000	15,961
December 10, 2013	10,000	2,500	5,818
December 12, 2013	20,000	5,000	15,717
December 27, 2013	20,000	5,000	15,083
February 7, 2013	20,000	5,000	13,028
March 3, 2014	24,000	6,000	16,222
March 4, 2014	24,000	6,000	16,967
April 1, 2014	24,000	6,000	15,637
April 14, 2014	28,000	7,000	18,761
April 25, 2014	24,000	6,000	15,699
May 15, 2014	32,000	8,000	20,181
May 21, 2014	29,852	7,463	17,578
Total	$295,852	73,963	$200,771

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

Year Ended September 30, 2014
Date	Amount Converted	Number of Shares Issued	Unamortized Discount
June 16, 2014	$32,000	8,000	$7,699
June 17, 2014	32,000	8,000	16,525
June 26, 2014	36,000	9,000	18,816
July 24, 2014	40,000	10,000	20,652
August 4, 2014	40,000	10,000	15,184
August 11, 2014	30,404	7,601	9,119
Total	$210,404	52,601	$87,995

As of September 30, 2014, there was no remaining balance on the note dated June 30, 2013.

During years ended September 30, 2015 and 2014, the holders of the Convertible Note Payable dated September 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement, which provided for conversion at $0.04 per share.

Year Ended September 30, 2014
Date	Amount Converted	Number of Shares Issued	Unamortized Discount
August 20, 2014	$40,000	10,000	$20,344
August 29, 2014	44,000	11,000	21,578
Total	$84,000	21,000	$41,922

Year Ended September 30, 2015
Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 15, 2014	$48,000	12,000	$21,578
December 3, 2014	48,000	12,000	17,121
January 15, 2015	52,000	13,000	17,832
January 30, 2015	56,000	14,000	19,095
February 16, 2015	56,000	14,000	17,397
March 16, 2015	64,000	16,000	15,690
May 12, 2015	64,000	16,000	—
June 12, 2015	70,000	17,500	—
July 8, 2015	400	10,000	—
August 12, 2015	480	12,000	—
August 13, 2015	28,960	724,000	—
August 18, 2015	2,400	60,000	—
September 3, 2015	8,000	200,000	—
September 18, 2015	6,520	163,000	—
Total	$504,760	1,283,500	$108,713

As of September 30, 2015, there was a $15,338 balance on the note dated September 30, 2013.

Note 8. Shareholders’ Equity

Reverse Split

On May 15, 2015, the company reincorporated from Florida to Nevada. As a result of the reincorporation, we effected a one-for-100 reverse split on June 30, 2015 (the date that the reverse split was approved and effective by FINRA). Each shareholder in the Florida corporation received one share in the Nevada corporation for each 100 shares they held in the Florida corporation; fractional shares were rounded up to the nearest whole share and each shareholder received at least five shares.

Conversions to Common Stock

During the year ended September 30, 2015, the Company issued 1,283,500 shares of common stock to third parties for the conversion of convertible notes payable in the amount of $504,760 and 7,248,170 shares of common stock to third parties for conversion of convertible notes payable in the amount of $144,963. During the year ended September 30, 2014, the Company issued 147,564 shares of common stock to third parties for the conversion of convertible notes payable in the amount of $590,256. No gain or loss was recognized on the conversions as they occurred within the terms of the respective notes. See Note 7 for details of the transactions.

Series E Preferred Stock

On August 3, 2015, our Board of Directors designated 1,000,000 Series E preferred stock. The shares of Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

On the same date, our Board of Directors authorized issuing 1,000,000 shares of our Series E Preferred stock to Eaton Central America Inc. (“Eaton”), a significant shareholder of the Company. On that date, Eaton owned 7,295,283 of our common shares, constituting 81.42% of our common shares outstanding. We valued the Series E Preferred stock issued to Eaton at $91,500 based on a valuation performed by an independent valuation firm. The valuation was performed in accordance with the fair value standard set forth in ASC 820-10-35-37 Fair Value in Financial Instruments, defined as the amount at which the liability could be incurred in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The valuation used a market approach to estimate the fair value of the Series E Preferred stock which represent a permanent controlling voting interest in the Company.

Imputed Interest

During years ended September 30, 2015 and 2014, the Company recognized imputed interest of $5,025 and $11,533, respectively, as an increase to shareholders’ equity.

Note 9. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, September 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

On October 8, 2015, the holder of our convertible promissory note dated September 30, 2013, converted $3,280 of principal and accrued interest into 82,000 shares of common stock at a rate of $0.04 per share.

On October 26, 2015, the holder of our convertible promissory noted dated September 30, 2013, converted $3,409 of principal and accrued interest into 85,225 shares of common stock at a rate of $0.04 per share.

On November 16, 2015, the holder of our convertible promissory note dated June 30, 2014, converted $8,760 of principal and accrued interest into 292,000 shares of common stock at a rate of $0.03 per share.

On December 3, 2015, the holder of our convertible promissory note dated September 30, 2013, converted $6,560 of principal and accrued interest into 164,000 shares of common stock at a rate of $0.04 per share.

On December 22, 2015, the holder of our convertible promissory note dated June 30, 2014, converted $9,657 of principal and accrued interest into 321,900 shares of common stock at a rate of $0.03 per share.

Note 10. Supplemental Oil and Gas Information (Unaudited)

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

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made. In the following table, natural gas liquids are included in natural gas reserves. The oil and natural gas liquids price as of September 30, 2015 is based on the 12-month unweighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $50.68 per barrel. The gas prices as of September 30, 2015 is based on the 12-month unweighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $2.97 per Mcf. The oil and natural gas liquids price as of September 30, 2014 is based on the 12-month unweighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $96.57 per barrel. The gas prices as of September 30, 2014 is based on the 12-month unweighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $4.11 per Mcf. The base prices were adjusted for heating content, premiums and product differentials based on historical revenue statements. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States in the states of Alabama and Texas.

The following table illustrates our estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by third party reservoir engineers. Our proved reserves are located in the United States of America, our home country.

Proved Reserves

	Oil (Barrels)	Gas (MCF)	Total (BOE)
Balance – September 30, 2013	2,163	100	2,180
Revisions of previous estimates	3,033	439	3,106
Sales of oil and gas produced	(1,200)	(249)	(1,242)

Balance – September 30, 2014	3,996	290	4,044
Revisions of previous estimates	1,107	(126)	1,086
Sales of oil and gas produced	(950)	(124)	(970)

Balance – September 30, 2015	4,153	40	4,160

	Proved Reserves as of September 30, 2015
	Oil (Barrels)	Gas (MCF)	Total (BOE)
Proved developed producing	4,153	40	4,160
Proved developed non-producing	—	—	—
Proved undeveloped	—	—	—
Total Proved reserves	4,153	40	4,160

	Proved Reserves as of September 30, 2014
	Oil (Barrels)	Gas (MCF)	Total (BOE)
Proved developed producing	3,996	290	4,044
Proved developed non-producing	—	—	—
Proved undeveloped	—	—	—
Total Proved reserves	3,996	290	4,044

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

	2015	2014
Unevaluated properties	$200,575	$300,575
Evaluated properties	279,707	266,408
	480,282	566,983
Less depreciation, depletion, amortization and impairment	225,428	171,021
Net capitalized cost	$254,854	$395,962

Costs Incurred in Oil and Gas Activities

All costs incurred associated with oil and gas activities were incurred in the United States of America. Costs incurred in property acquisition, exploration and development activities were as follows.

	2015	2014
Property acquisition
Unproved	$—	$100,000
Proved	—	—
Exploration	—	—
Development	14,264	1,819
Cost recovery	—	—
Total costs incurred	$14,264	$101,819

Costs Excluded

Our excluded costs relate to an ongoing project in Louisiana. As of September 30, 2015, the well has been drilled.

Costs Excluded by Year Incurred as of September 30, 2015

Year Incurred	Exploration Costs	Total
2012	$143,264	$143,264
2013	57,311	57,311
2014	—	—
Total	$200,575	$200,575

Changes in Costs Excluded by Country

United States
Balance at September 30, 2013	$200,575

Additional Costs Incurred	100,000
Costs Transferred to DD&A Pool	—
Balance at September 30, 2014	$300,575

Additional Costs Incurred	—
Costs Transferred to DD&A Pool	(100,000)
Balance at September 30, 2015	$200,575

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

We believe that the following factors should be taken into account when reviewing the following information:

•	future costs and selling prices will probably differ from those required to be used in these calculations;

•	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•	future net revenues may be subject to different rates of income taxation.

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

The Standardized Measure is as follows:

	2015	2014
Future cash inflows	$210,701	$357,584
Future production costs	(165,373)	(204,946)
Future development costs	—	(30,250)
Future income tax expenses	—	(8,404)
Future net cash flows	45,328	113,984
10% annual discount for estimated timing of cash flows	(9,267)	(20,159)
Future net cash flows at end of year	$36,061	$93,825

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for our proved oil and natural gas reserves during of the years ended September 30, 2015 and 2014:

	2015	2014
Standardized measure of discounted future net cash flows at beginning of year	$100,743	$61,938
Discoveries and extensions	—	—
Revisions of previous estimates	(67,018)	241,090
Net changes in production costs	(4,940)	(114,351)
Change in future development costs	14,796	—
Sales of oil and gas produced	(24,512)	(87,210)
Change in income taxes	6,918	(6,918)
Accretion of discount	10,074	6,194
Standardized measure of discounted future net cash flows at year end	$36,061	$100,743

The following schedule includes only the revenues from the production and sale of oil and gas. There is no income tax provision, because the results of operations for producing activities resulted in a loss for the year ended September 30, 2015. There is no income tax provision because of net operating loss carryforwards from prior years for the year ended September 30, 2014. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

Results of Operations for Producing Activities

	2015	2014
Net revenues from production	$42,153	$97,252

Expenses
Lease operating expense	17,641	20,214
Accretion	1,547	1,624
Operating expenses	19,188	21,838

Depreciation, depletion and amortization	20,574	30,209
Impairment of oil and gas properties	133,833	—
Total expenses	173,595	52,047

Results of operations	$(131,442)	$45,205

Depreciation, depletion and amortization rate per net equivalent BOE	$21.18	$24.32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended September 30, 2015 and 2014.

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

As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2015.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Sydney Jim 500 North Rainbow Boulevard, Suite 300 Las Vegas, Nevada 89107	32	Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director

On November 14, 2014, Mr. G. Piña resigned as our Chief Executive Officer, President and Director to pursue other interests.

On the same date, our Board of Directors appointed Mr. Sydney Jim as CEO and a member of the board of directors. Mr. Jim has not been appointed to any committees of the board, as our board does not have any committees.

Biographies

Mr. Jim has a proven track record of adding value for public company shareholders. From 2004 to 2010, Mr. Jim was an ATP World Tour and International Business Federation tennis touring professional competing on the professional tennis circuit. From 2010 to 2012, he was co-owner and Junior Program Director of the Sugar Creek Elite Tennis Academy in Houston, Texas. From 2012 to 2013, Mr. Jim was a business development consultant with Synopsis Winery in Houston, Texas. During the same time period, he was also Vice President of Business Development with Rockspring Capital, a Houston, Texas-based private equity firm with more than $260 million in assets. From 2013 to 2014, Mr. Jim was the CEO of Neutra Corp., a publicly traded nutraceuticals corporation. During his year and a half tenure at Neutra Corp., Mr. Jim worked to increase shareholder value and build the operations of that company. Mr. Jim has a bachelor of science degree in business finance from the University of Houston.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Jim is paid $120,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended September 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Sydney Jim	2015	96,923	5,000	—	—	—	—	—	101,923
CEO	2014	—	—	—	—	—	—	—	—

G. Jonathan Piña	2015	20,000	—	—	—	—	—	—	20,000
Former CEO	2014	110,000	—	—	—	—	—	—	110,000
	2013	62,200	—	—	—	—	—	—	62,200

Robert Federowicz	2014	21,667	—	—	—	—	—	—	21,667
Former interim CEO	2013	25,000	—	—	—	—	—	—	25,000

Harvey Bryant	2013	120,000	—	—	—	—	—	—	120,000
Former CEO

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Sydney Jim	—	—	—	—	—	—	—	—	—

G. Jonathan Piña	—	—	—	—	—	—	—	—	—

Robert Federowicz	—	—	—	—	—	—	—	—	—

Harvey Bryant	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended September 30, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of January 11, 2016, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Eaton Central America, Inc.	7,295,283	83%
San Francisco, 65 East Street, House No 35
Panama City, Republic of Panama

Sydney Jim	—	0%

All directors and executive officers as a group (1) person.	—	0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended September 30, 2015 and 2014:

	2015	2014
Audit Fees	$23,500	$19,000

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$23,500	19,000

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Bylaws (3)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data (3),(4)

______________

(1)	Incorporated by reference to our DEF-14A filed with the Securities and Exchange Commission on April 8, 2015.

(2)	Filed or furnished herewith.

(3)	To be submitted by amendment.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: January 13, 2016	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director