Form 10-K/A
period 2015-09-30
First Titan Corp.
filed 2016-01-22
CIK 1502152

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the year ended September 30, 2015, filed with the Securities and Exchange Commission on January 13, 2016.

Additionally, we are filing our State of Nevada Bylaws as Exhibit 3.2.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	State of Nevada Bylaws (3)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data (3),(4)

______________

(1)	Incorporated by reference to our DEF-14A filed with the Securities and Exchange Commission on April 8, 2015.

(2)	Previously filed or furnished herewith.

(3)	Filed or furnished herewith.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: January 22 , 2016	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director