Form 10-Q
period 2015-12-31
First Titan Corp.
filed 2016-02-22
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 16, 2016, 9,902,543 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to First Titan Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST TITAN CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2015	September 30, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,490	$5,687
Accounts receivable and accrued revenue receivable	5,670	4,794
Prepaid expenses	699	699
Total current assets	11,859	11,180

Available for sale securities	54,339	56,279
Oil and gas properties, full cost method of accounting:
Evaluated property, net of accumulated depletion of $114,668 and $111,454 and net of accumulated impairment of $128,358 and $113,974, respectively	36,481	54,279
Unevaluated property	200,575	200,575
Total oil and gas properties	237,056	254,854

TOTAL ASSETS	$303,254	$322,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$155,120	$130,879
Current portion of convertible notes payable, net of discount of $258,831 and $225,315, respectively	138,398	66,308
Current portion of accrued interest payable	35,019	34,643
Current portion of asset retirement obligation	15,000	15,000
Total current liabilities	343,537	246,830

Convertible notes payable, net of discount of $425,737 and $425,214, respectively	14,880	43,983
Accrued interest payable	12,968	13,004
Asset retirement obligation	5,996	5,855
TOTAL LIABILITIES	377,381	309,672

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 480,000,000 shares authorized; 9,738,543 shares and 8,793,418 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	9,739	8,793
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2015 and September 30, 2015	1,000	1,000
Additional paid-in capital	4,545,759	4,424,006
Accumulated other comprehensive income	19,339	21,279
Accumulated deficit	(4,649,964)	(4,442,437)
Total stockholders’ equity (deficit)	(74,127)	12,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$303,254	$322,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,
	2015	2014

OIL AND GAS SALES, net	$8,454	$19,161

OPERATING EXPENSES
Lease operating expense	3,427	5,726
Depletion, depreciation and amortization	3,214	6,786
Accretion expense	379	432
Impairment of oil and gas properties	14,384	—
General and administrative expenses	118,591	104,426
Total operating expenses	139,995	117,370

LOSS FROM OPERATIONS	$(131,541)	$(98,209)

OTHER INCOME (EXPENSE)
Interest expense	(75,986)	(127,433)

NET LOSS	$(207,527)	$(225,642)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)	$(0.84)

COMMON SHARES OUTSTANDING – Basic and diluted	9,153,657	269,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended December 31,
	2015	2014

NET LOSS	$(207,527)	$(225,642)

Change in fair value of available-for-sale securities	(1,940)	19

Comprehensive loss	$(209,467)	(225,623)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)

BALANCE, September 30, 2015	8,793,418	$8,793	1,000,000	$1,000	$4,424,006	$21,279	$(4,442,437)	$12,641

Net loss	—	—	—	—	—	—	(207,527)	(207,527)
Other comprehensive loss	—	—	—	—	—	(1,940)	—	(1,940)
Shares issued for conversion of notes payable	945,125	946	—	—	30,720	—	—	31,666
Discount on issuance of convertible note payable	—	—	—	—	90,040	—	—	90,040
Imputed interest	—	—	—	—	993	—	—	993

BALANCE, December 31, 2015	9,738,543	$9,739	1,000,000	$1,000	$4,545,759	$19,339	$(4,649,964)	$(74,127)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(207,527)	$(225,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	3,593	7,218
Amortization of discount on convertible note payable	56,001	107,409
Imputed interest expense	993	1,843
Impairment of oil and gas properties	14,384	—
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(876)	(420)
Prepaid expenses	—	—
Accounts payable and accrued liabilities	24,241	22,514
Accrued interest payable	18,992	18,181
NET CASH USED IN OPERATING ACTIVITIES	(90,199)	(68,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(38)	(102)
NET CASH USED IN INVESTING ACTIVITIES	(38)	(102)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	90,040	70,620
NET CASH PROVIDED BY FINANCING ACTIVITIES	90,040	70,620

NET INCREASE (DECREASE) IN CASH	(197)	1,621

CASH, at the beginning of the period	5,687	1,211

CASH, at the end of the period	$5,490	$2,832

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$90,040	$118,620
Beneficial conversion feature of convertible note payable	$90,040	$102,013
Conversion of convertible notes payable.	$31,666	$96,000
Change in fair value of available-for-sale securities	$1,940	$19
Change in estimate of asset retirement obligation	$238	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2015, the Company had a net loss of $207,527 and negative cash flow from operating activities of $90,199. As of December 31, 2015, the Company had negative working capital of $331,678. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended September 30, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2016.

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

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the three months ended December 31, 2015, two operators accounted for 54% and 46% of our oil and gas sales. Those operators account for 35% and 65% of accounts receivable as of December 31, 2015. We did not recognize any credit losses during the three months ended December 31, 2015. We have not recognized an allowance for doubtful accounts as of December 31, 2015.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $5,490 and $5,687 at December 31, 2015 and September 30, 2015, respectively.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $3,214 and $6,786 of depletion during the three months ended December 31, 2015 and 2014, respectively. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at ten percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of December 31, 2015, the Company has oil and gas properties in the amount of $200,575, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost-ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Impairment of Oil and Gas Properties

Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at ten percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost-ceiling test on a quarterly basis on the date of the latest balance sheet presented. The Company recognized expense for impairment of proved properties of $14,384 during the three months ended December 31, 2015 as a result of applying the full cost ceiling test. There was no impairment required to be recognized during the three months ended December 31, 2014.

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

Based on management’s review, 100% of the unproved oil and gas properties balance as of December 31, 2015 are expected to be added to amortization during the year ending September 30, 2016. The table below sets forth the cost of unproved properties excluded from the amortization base as of December 31, 2015 and notes the year in which the associated costs were incurred:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of December 31, 2015 and September 30, 2015 and the periods then ended on a recurring and nonrecurring basis:

December 31, 2015 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,996	$—
Available for sale securities	54,339	—	—	—
Totals	$54,339	$—	$20,996	$—

September 30, 2015 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,855	$—
Available for sale securities	56,279	—	—	—
Totals	$56,279	$—	$20,855	$—

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2015 or September 30, 2015.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three months ended December 31, 2015 and September 30, 2015. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended December 31, 2015 and September 30, 2015, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At December 31, 2015, the Company had 29,995,283 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of December 31, 2015 and September 30, 2015.

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

Note 4. Advances

During the three months ended December 31, 2015, Vista View Ventures, Inc. advanced $90,040 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $90,040 of the advances into convertible notes payable to Vista View Ventures, Inc. As of December 31, 2015 and September 30, 2015, advances in the amount of $0 and $0, respectively, are included in current liabilities on the consolidated balance sheets.

During the three months ended December 31, 2015, we recognized $993 of imputed interest expense on these advances.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Convertible note dated September 30, 2013 in the original principal amount of $528,434, maturing September 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share.	$2,324	$15,338
Convertible note dated June 30, 2014 payable in the original principal amount of $276,825, maturing June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	276,285	276,285
Convertible note dated December 31, 2014 in the original principal amount of $118,620, maturing December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share.	118,620	118,620
Convertible note dated March 31, 2015 in the original principal amount of $49,190, maturing March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.005 per share	49,190	49,190
Convertible note dated June 30, 2015 in the original principal amount of $66,074, maturing June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.53 per share	66,074	66,074
Convertible note dated September 30, 2015 in the original principal amount of $235,313, maturing September 30, 2018, bearing interest at 10% per year, convertible into common stock a rate of $0.75 per share	235,313	235,313
Convertible note dated December 31, 2015 in the original principal amount of $90,040, maturing December 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share	90,040	—
Total convertible notes payable	$837,846	$760,820

Less: current portion of convertible notes payable	(397,229)	(291,623)
Less: discount on noncurrent convertible notes payable	(425,737)	(425,214)
Long-term convertible notes payable, net of discount	$14,880	$43,983

Current portion of convertible notes payable	397,229	291,623
Discount on current convertible notes payable	(258,831)	(225,315)
Current convertible notes payable, net of discount	$138,398	$66,308

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Advances Refinanced into Convertible Promissory Notes

During the three months ended December 31, 2015, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
December 31, 2015	December 31, 2018	10%	0.08	90,040	90,040
Total				$90,040	$90,040

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion feature of $90,040 on December 31, 2015. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method.

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

Conversions to Common Stock

During three months ended December 31, 2015, the holders of the Convertible Note Payable dated September 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 8, 2015	$3,280	82,000	$—
October 26, 2015	3,409	85,225	—
December 3, 2015	6,560	164,000	—
Total	$13,249	331,225	$—

During three months ended December 31, 2015, the holders of the Convertible Note Payable dated June 30, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.03 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
November 16, 2015	$8,760	292,000	$—
December 22, 2015	9,657	321,900	—
Total	$18,417	613,900	$—

Note 6. Stockholders’ Equity

Conversion to Common Stock

During the three months ended December 31, 2015, we issued 945,125 shares of common stock as a result of conversions of principal and accrued interest on convertible notes payable in the total amount of $31,666. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Imputed Interest

During three months ended December 31, 2015 and 2014, the Company recognized imputed interest of $993 and $1,843, respectively, as an increase to shareholders’ equity.

Note 7. Subsequent Events

On January 13, 2016, the holders of the convertible note dated June 30, 2014 converted $4,920 of accrued interest into 164,000 shares of common stock at a rate of $0.03 per share.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended September 30, 2015 on Form 10-K.

Results of Operations

Three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Oil and Gas Sales

We earned net revenue of $8,454 during the three months ended December 31, 2015, compared to $19,161 during the comparable period of the previous year. Approximately 99% of the variance is due to the decline in oil and gas commodity prices.

Lease operating expense

We incurred lease operating expenses of $3,427 and $5,726 during the three months ended December 31, 2015 and 2014, respectively. The decline is due to lower lease operating costs from our Fusion XP wells.

Depletion, depreciation & amortization

We incurred depletion expense of $3,214 during the three months ended December 31, 2015, and $6,786 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of the decline in oil prices from last year.

Impairment of Oil and Gas Properties

We recognized impairments in the amounts of $14,384 and $0 for the three months ended  December 31, 2015 and ended  2014, respectively. On December 31, 2015, we recognized impairment of improved properties of $14,384 as a result of the full cost ceiling test. No such impairment expense was recognized during the comparable period of 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $118,591 and $104,426 for the three months ended  December 31, 2015 and ended  2014, respectively. The majority of the increase was due to an increase in investor relations expense during the three months ended December 31, 2015.

Interest Expense

Interest expense decreased from $127,433 for the three months ended December 31, 2014 to $75,986 for the three months ended December 31, 2015. Interest expense for the three months ended December 31, 2015 included amortization of discount on convertible notes in the amount of $56,001, compared to $107,409 for the comparable period of 2014.

Change in Fair Value of Available-for-Sale Securities

During the three months ended December 31, 2015, the market value of our available securities declined by $1,940, as compared to an increase of $19 during the comparable period in 2014. The unfavorable variance is due to a decline in the market price of shares we hold in Biofuel Power Corporation.

Net Loss

We incurred a net loss of $207,527 for the three months ended December 31, 2015 as compared to $225,642 for the comparable period of 2014. The decrease in the net loss was the result of reduced interest expense related to the amortization of the discount on our convertible notes. This was offset by lower proceeds from oil and gas sales.

Liquidity and Capital Resources

At December 31, 2015, we had cash on hand of $5,490. The company has negative working capital of $331,678. Net cash used in operating activities for the three months ended December 31, 2015 was $90,199. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is a list of the securities sold during the three months ended December 31, 2015 that were not registered under the Securities Act:

Transaction Date	Title of Security	Number Sold	Consideration Received and Description of Underwriting	Exemption from Registration Claimed	Terms of exercise or conversion
October 8, 2015	Common Stock	82,000	$3,280 conversion of debt on convertible promissory note dated September 30, 2013.	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share.
October 26, 2015	Common Stock	85,225	$3,409 conversion of debt on convertible promissory note dated September 30, 2013.	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share.
November 16, 2015	Common Stock	292,000	$8,760 conversion of debt on convertible promissory note dated June 30, 104.	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.03 per share.
December 3, 2015	Common Stock	164,000	$6,560 conversion of debt on convertible promissory note dated September 30, 2013.	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.04 per share.
December 22, 2015	Common Stock	321,900	$9,657 conversion of debt on convertible promissory note dated June 30, 104.	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.03 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to smaller reporting companies.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
21	Subsidiaries of the Registrant (5)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (5)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (5)
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (4),(5)

__________

(1)	Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2015.
(2)	Incorporated by reference to our Form 10-K/A Amendment No. 1 for the year ended September 30, 2015 filed on January 22, 2016.
(3)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
(5)	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: February 22, 2016	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director