Form 10-Q
period 2016-03-31
First Titan Corp.
filed 2016-05-23
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55072

FIRST TITAN CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

14173 Northwest Freeway #239 Houston, Texas	77040
(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2016, 10,022,543 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST TITAN CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	September 30, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,799	$5,687
Accounts receivable and accrued revenue receivable	6,065	4,794
Prepaid expenses	1,500	699
Total current assets	46,364	11,180

Available for sale securities, full cost method of accounting:	29,110	56,279
Oil and gas properties
Evaluated property, net of accumulated depletion of $115,159 and $111,454 and net of accumulated impairment of $128,358 and $113,974, respectively	35,491	54,279
Unevaluated property	200,575	200,575
Total oil and gas properties	236,066	254,854

TOTAL ASSETS	$311,540	$322,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$178,230	$130,879
Current portion of convertible notes payable, net of discount of $226,742 and $225,315, respectively	259,677	66,308
Current portion of accrued interest payable	41,335	34,643
Current portion of asset retirement obligation	15,000	15,000
Total current liabilities	494,242	246,830

Convertible notes payable, net of discount of $443,065 and $425,214, respectively	20,223	43,983
Accrued interest payable	19,021	13,004
Asset retirement obligation	5,974	5,855
TOTAL LIABILITIES	539,460	309,672

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0010 par value; 480,000,000 shares authorized; 10,022,543 shares and 8,793,418 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	10,023	8,793
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2016 and September 30, 2015	1,000	1,000
Additional paid-in capital	4,626,588	4,424,006
Accumulated other comprehensive income	(5,890)	21,279
Accumulated deficit	(4,859,641)	(4,442,437)
Total stockholders’ equity (deficit)	(227,920)	12,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$311,540	$322,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015

OIL AND GAS SALES, net	$14,355	$22,397	$5,901	$3,236

OPERATING EXPENSES
Lease operating expense	7,719	11,073	4,292	5,347
Depletion, depreciation and amortization	3,705	11,718	491	4,932
Accretion expense	856	860	477	428
Impairment of oil and gas properties	14,384	—	—	—
General and administrative expenses	215,628	246,822	97,037	142,396
Total operating expenses	242,292	270,473	102,297	153,103

LOSS FROM OPERATIONS	$(227,937)	$(248,076)	$(96,396)	$(149,867)

OTHER INCOME (EXPENSE)
Interest expense	(189,267)	(281,844)	(113,281)	(154,411)

NET LOSS	$(417,204)	$(529,920)	$(209,677)	$(304,278)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.04)	$(1.83)	$(0.02)	$(0.98)

COMMON SHARES OUTSTANDING – Basic and diluted	9,534,076	289,591	9,918,675	309,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Six months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015

NET LOSS	$(417,204)	$(529,920	$(209,677)	$(304,278

Change in fair value of available-for-sale securities	(27,169)	2,930	(25,229)	2,911

Comprehensive loss	$(444,373)	$(526,990)	$(234,906)	$(301,367)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)

BALANCE, September 30, 2015	8,793,418	$8,793	1,000,000	$1,000	$4,424,006	$21,279	$(4,442,437)	$12,641

Net loss	—	—	—	—	—	—	(417,204)	(417,204)
Other comprehensive loss	—	—	—	—	—	(27,169)	—	(27,169)
Shares issued for conversion of notes payable	1,229,125	1,230	—	—	38,956	—	—	40,186
Discount on issuance of convertible note payable	—	—	—	—	161,901	—	—	161,901
Imputed interest	—	—	—	—	1,725	—	—	1,725

BALANCE, March 31, 2016	10,022,543	$10,023	1,000,000	$1,000	$4,626,588	$(5,890)	$(4,859,641)	$(227,920)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(417,204)	$(529,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	4,561	12,578
Amortization of discount on convertible note payable	147,623	244,138
Imputed interest expense	1,725	2,465
Impairment of oil and gas properties	14,384	—
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(1,271)	9,825
Prepaid expenses	(801)	—
Accounts payable and accrued liabilities	82,350	108,675
Accrued interest payable	39,882	35,241
NET CASH USED IN OPERATING ACTIVITIES	(128,751)	(116,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(38)	(892)
NET CASH USED IN INVESTING ACTIVITIES	(38)	(892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	161,901	119,810
NET CASH PROVIDED BY FINANCING ACTIVITIES	161,901	119,810

NET INCREASE (DECREASE) IN CASH	33,112	1,920

CASH, at the beginning of the period	5,687	1,211

CASH, at the end of the period	$38,799	$3,131

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$161,901	$167,810
Beneficial conversion feature of convertible note payable	$161,901	$151,203
Conversion of convertible notes payable.	$40,186	$324,000
Change in fair value of available-for-sale securities	$(27,169)	$2,930
Change in asset retirement obligation	$737	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST TITAN CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2016, the Company had a net loss of $417,204 and negative cash flow from operating activities of $128,751. As of March 31, 2016, the Company had negative working capital of $447,878. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the six month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2016.

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

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the six months ended March 31, 2016, two operators accounted for 54% and 46% of our oil and gas sales. Those operators account for 35% and 65% of accounts receivable as of March 31, 2016. We did not recognize any credit losses during the six months ended March 31, 2016. We have not recognized an allowance for doubtful accounts as of March 31, 2016.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $3,705 and $11,718 of depletion during the six months ended March 31, 2016 and 2015, respectively. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at ten percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of March 31, 2016, the Company has oil and gas properties in the amount of $200,575, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost-ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of March 31, 2016 are expected to be added to amortization during the year ending September 30, 2016. The table below sets forth the cost of unproved properties excluded from the amortization base as of March 31, 2016 and notes the year in which the associated costs were incurred:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of March 31, 2016 and September 30, 2015 and the periods then ended on a recurring and nonrecurring basis:

March 31, 2016 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,974	$—
Available for sale securities	29,110	—	—	—
Totals	$29,110	$—	$20,974	$—

September 30, 2015 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$20,855	$—
Available for sale securities	56,279	—	—	—
Totals	$56,279	$—	$20,855	$—

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2016 or September 30, 2015.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three months ended December 31, 2015 and September 30, 2015. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended December 31, 2015 and September 30, 2015, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At March 31, 2016, the Company had 32,762,153 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Note 4. Advances

During the six months ended March 31, 2016, Vista View Ventures, Inc. advanced $161,901 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $161,901 of the advances into convertible notes payable to Vista View Ventures, Inc. As of March 31, 2016 and September 30, 2015, advances in the amount of $0 and $0, respectively, are included in current liabilities on the consolidated balance sheets.

During the six months ended March 31, 2016 and 2015, we recognized $1,725 and $2,465, respectively, of imputed interest expense on these advances.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Convertible note dated September 30, 2013 in the original principal amount of $528,434, maturing September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share, in default.	$2,324	$15,338
Convertible note dated June 30, 2014 payable in the original principal amount of $276,825, maturing June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	276,285	276,285
Convertible note dated December 31, 2014 in the original principal amount of $118,620, maturing December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share.	118,620	118,620
Convertible note dated March 31, 2015 in the original principal amount of $49,190, maturing March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.005 per share	49,190	49,190
Convertible note dated June 30, 2015 in the original principal amount of $66,074, maturing June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.53 per share	66,074	66,074
Convertible note dated September 30, 2015 in the original principal amount of $235,313, maturing September 30, 2018, bearing interest at 10% per year, convertible into common stock a rate of $0.75 per share	235,313	235,313
Convertible note dated December 31, 2015 in the original principal amount of $90,040, maturing December 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share	90,040	—
Convertible note payable dated March 24, 2016, in the original principal amount of $40,000, maturing March 24, 2017, bearing interest at 5% per year, convertible after six months into common stock at a 48% discount to the lowest trading price of the common stock during the twenty trading days prior to conversion	40,000	—
Convertible note dated March 31, 2016 in the original principal amount of $71,861, maturing March 31, 2019, bearing interest at 10% per year, convertible into common stock at a rate of a 60% discount to the market price on the date of conversion	71,861	—
Total convertible notes payable	$949,707	$760,820

Less: current portion of convertible notes payable	(486,419)	(291,623)
Less: discount on noncurrent convertible notes payable	(443,065)	(425,214)
Long-term convertible notes payable, net of discount	$20,223	$43,983

Current portion of convertible notes payable	486,419	291,623
Discount on current convertible notes payable	(226,742)	(225,315)
Long-term convertible notes payable, net of discount	$259,677	$66,308

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Advances Refinanced into Convertible Promissory Notes

During the six months ended March 31, 2016, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
December 31, 2015	December 31, 2018	10%	0.08	$90,040	$90,040
March 31, 2016	March 31, 2019	10%	60% discount to market price	71,861	71,861
Total				$161,901	$161,901

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion feature of $90,040 and $71,861 on December 31, 2015 and March 31, 2016, respectively. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discount to the Convertible Notes Payable is being amortized to interest expense over the life of the notes using the effective interest method.

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

Conversions to Common Stock

During six months ended March 31, 2016, the holders of the Convertible Note Payable dated September 30, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 8, 2015	$3,280	82,000	$—
October 26, 2015	3,409	85,225	—
December 3, 2015	6,560	164,000	—
Total	$13,249	331,225	$—

During six months ended March 31, 2016, the holders of the Convertible Note Payable dated June 30, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.03 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
November 16, 2015	$8,760	292,000	$—
December 22, 2015	9,657	321,900	—
January 13, 2016	4,920	164,000	—
March 1, 2016	3,600	120,000	—
Total	$18,417	613,900	$—

Note 6. Stockholders’ Equity

Conversion of shares

During the six months ended March 31, 2016, we issued 1,229,125 shares of common stock as a result of conversions of principal and accrued interest on convertible notes payable in the total amount of $40,186. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Imputed Interest

During six months ended March 31, 2016, the Company recognized imputed interest of $1,725 as an increase to shareholders’ equity.

Note 7. Subsequent Events

We have reviewed events through the date of filing of this report and have noted no subsequent events for disclosure.

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

Results of Operations

Six months ended March 31, 2016 compared to the six months ended March 31, 2015.

Oil and Gas Sales

We earned net revenue of $14,355 during the six months ended March 31, 2016, compared to $22,397 during the comparable period of the previous year. Approximately 99% of the variance is due to the decline in oil and gas commodity prices.

Lease operating expense

We incurred lease operating expenses of $7,719 and $11,073 during the six months ended March 31, 2016 and 2015, respectively. The decline is due to lower lease operating costs from our Fusion XP wells.

Depletion, depreciation & amortization

We incurred depletion expense of $3,705 during the six months ended March 31, 2016, and $11,718 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of the decline in oil prices from last year.

Impairment of Oil and Gas Properties

We recognized impairments in the amounts of $14,384 and $0 for the six months ended  March 31, 2016 and ended  2015, respectively. On March 31, 2016, we recognized impairment of improved properties of $14,384 as a result of the full cost ceiling test. No such impairment expense was recognized during the comparable period of 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $215,628 and $246,822 for the six months ended  March 31, 2016 and 2015, respectively. The majority of the decrease was due to an increase in investor relations expensed during the six months ended March 31, 2016.

Interest Expense

Interest expense decreased from $281,844 for the six months ended  March 31, 2015 to $189,267 for the six months ended  March 31, 2016. Interest expense for the six months ended  March 31, 2016 included amortization of discount on convertible notes in the amount of $147,623, compared to $244,138 for the comparable period of 2015.

Change in Fair Value of Available-for-Sale Securities

During the six months ended March 31, 2016, the market value of our available securities declined by $27,169, as compared to an increase of $2,930 during the comparable period in 2015. The unfavorable variance is due to a decline in the market price of shares we hold in Biofuel Power Corporation.

Net Loss

We incurred a net loss of $417,204 for the six months ended  March 31, 2016 as compared to $529,920 for the comparable period of 2015. The decrease in the net loss was the result of reduced interest expense related to the amortization of the discount on our convertible notes. This was offset by lower proceeds from oil and gas sales.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Oil and Gas Sales

We earned net revenue of $5,901 during the three months ended March 31, 2016, compared to $3,236 during the comparable period of the previous year. The increase is due to a higher rate of production.

Lease operating expense

We incurred lease operating expenses of $4,292 and $5,347 during the three months ended March 31, 2016 and 2015, respectively. We incurred lower maintenance costs on our existing wells during the most recent quarter.

Depletion, depreciation & amortization

We incurred depletion expense of $491 during the three months ended March 31, 2016, and $4,932 for the comparable period of the previous year. The decrease in depletion is a lower depletion rate per barrel of oil equivalent (“BOE”) as a result of write downs in the value of our properties as of September 30, 2015 and December 31, 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $97,037 and $142,396 for the three months ended  March 31, 2016 and 2015, respectively. The decrease was due to increased professional fees during the three months ended March 31, 2016.

Interest Expense

Interest expense decreased from $154,411 for the three months ended  March 31, 2015 to $113,281 for the three months ended  March 31, 2016. Interest expense for the three months ended March 31, 2016 included amortization of discount on convertible notes in the amount of $91,622, compared to $136,729 for the comparable period of 2015. The remainder was due to interest on convertible notes payable and imputed interest expense.

Net Loss

We incurred a net loss of $209,677 for the three months ended  March 31, 2016 as compared to $304,278 for the comparable period of 2015. The decrease in the net loss was the result of the decreased general and administrative expenses discussed above.

Liquidity and Capital Resources

At March 31, 2016, we had cash on hand of $38,799. The company has negative working capital of $447,878. Net cash used in operating activities for the six months ended March 31, 2016 was $128,751. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is a list of the securities sold during the three months ended December 31, 2015 that were not registered under the Securities Act:

Transaction Date	Title of Security	Number Sold	Consideration Received and Description of Underwriting	Exemption from Registration Claimed	Terms of exercise or conversion
January 13, 2016	Common Stock	164,000	$4,920 conversion of debt on convertible promissory note dated June 30, 2014.	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.03 per share.
March 1, 2016	Common Stock	120,000	$3,600 conversion of debt on convertible promissory note dated June 30, 2104.	SEC Rule 144(a)(3)	Principal and accrued interest convertible to common stock at $0.03 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to smaller reporting companies.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
21	Subsidiaries of the Registrant (4)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (4)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (4)
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (5)

__________

(1)	Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2015.
(2)	Incorporated by reference to our Form 10-K/A Amendment No. 1 for the year ended September 30, 2015 filed on January 22, 2016.
(3)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(4)	Filed or furnished herewith.
(5)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Titan Corp.

Date: May 23, 2016	BY: /s/ Sydney Jim
Sydney Jim
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director