Form 10-Q
period 2016-06-30
AngioSoma, Inc.
filed 2016-09-13
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-170315

AngioSoma Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

14001 Walden Rd., Suite 600 Montgomery, Texas	77356
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 832-781-8521

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 13, 2016, 31,520,667  shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to AngioSoma Inc., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2016

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,789
Accounts receivable and accrued revenue receivable	4,440
Prepaid expenses	1,250
Total current assets	14,479

Intellectual property	2,990,535
Available for sale securities, full cost method of accounting:	13,002
Oil and gas properties
Evaluated property, net of accumulated depletion of $116,673 and net of accumulated impairment of $128,358	33,742
Unevaluated property	200,575
Total oil and gas properties	234,317

TOTAL ASSETS	$3,252,333

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$143,188
Accounts payable to related party	15,577
Advances payable	21,650
Advances payable to related party	11,000
Current portion of convertible notes payable, net of discount of $143,438	369,055
Short term notes payable	35,000
Current portion of accrued interest payable	52,137
Current portion of asset retirement obligation	15,000
Total current liabilities	662,607

Convertible notes payable, net of discount of $376,773	20,441
Accrued interest payable	23,946
Asset retirement obligation	6,116
TOTAL LIABILITIES	713,110

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0010 par value; 480,000,000 shares authorized; 31,520,667 shares issued and outstanding at June 30, 2016	31,521
Preferred stock; $0.001 par value; 20,000,000 shares authorized
Series A Preferred stock; 5,000,000 shares issued and outstanding	2,990,535
Series E Preferred stock; 1,000,000 shares issued and outstanding	1,000
Additional paid-in capital	(395,451)
Accumulated other comprehensive income	(4,464)
Accumulated deficit	(83,918)
Total stockholders’ equity (deficit)	2,539,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,252,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM INCEPTION (APRIL 29, 2016) THROUGH JUNE 30, 2016

(UNAUDITED)

OIL AND GAS SALES, net	$1,665

OPERATING EXPENSES
Lease operating expense	108
Depletion, depreciation and amortization	386
Accretion expense	121
General and administrative expenses	25,292
Total operating expenses	25,907

LOSS FROM OPERATIONS	$(24,242)

OTHER INCOME (EXPENSE)
Interest expense	(59,676)

NET LOSS	$(83,918)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.00)

COMMON SHARES OUTSTANDING – Basic and diluted	18,780,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIOD FROM INCEPTION (APRIL 29, 2016) THROUGH JUNE 30, 2016

(UNAUDITED)

NET LOSS	$(83,918)

Change in fair value of available-for-sale securities	(4,464)

Comprehensive loss	$(88,382)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (APRIL 29, 2016) THROUGH JUNE 30, 2016

(UNAUDITED)

	Common Stock		Series A Preferred Stock		Series E Preferred Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)

BALANCE, April 29, 2016	10,022,543	$10,023	—	$—	1,000,000	$1,000	$—	$—	$—	$11,023

Net loss	—	—	—	—	—	—	—	—	(83,918)	(83,918)
Other comprehensive loss	—	—	—	—	—	—	—	(4,464)	—	(4,464)
Common stock issued for conversion of convertible note payable	1,498,124	1,498	—	—	—	—	5,993	—	—	7,491
Common stock issued for acquisition	20,000,000	20,000	—	—	—	—	(401,444)	—	—	(381,444)
Preferred stock issued for intellectual property	—	—	5,000,000	2,990,535	—	—	—	—	—	2,990,535

BALANCE, June 30, 2016	31,520,667	$31,521	5,000,000	$2,990,535	1,000,000	$1,000	$(395,451)	$(4,464)	$(83,918)	$2,539,223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(FOR THE PERIOD FROM INCEPTION (APRIL 29, 2016) THROUGH JUNE 30, 2016

UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(83,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and accretion	507
Amortization of discount on convertible note payable	52,034
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(404)
Accounts payable and accrued liabilities	12,138
Accrued interest payable	7,642
NET CASH USED IN OPERATING ACTIVITIES	(12,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received on acquisition of First Titan Corp.	5,690
NET CASH USED IN INVESTING ACTIVITIES	5,690

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	15,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,100

NET INCREASE (DECREASE) IN CASH	8,789

CASH, at the beginning of the period	—

CASH, at the end of the period	$8,789

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—
Taxes	$—

Noncash investing and financing transaction:
Change in asset retirement obligation	$75
Conversion of accrued interest into common stock	$7,491
Intellectual property acquired with Series A Preferred Stock	$2,990,535
Common stock and preferred stock issued for reverse acquisition	$480,921
Change in fair value of available-for-sale securities	$(4,464)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 1. General Organization and Business

AngioSoma Inc., a Nevada corporation, is a clinical stage biotechnology company focused on improving the effectiveness of current standard-of-care treatments, especially related to endovascular interventions in the treatment of peripheral artery disease (PAD).

AngioSoma Nevada is developing its lead product, a drug candidate called LiprostinTM for the treatment of peripheral artery disease, or PAD, which has completed FDA Phase I and three Phase II clinical trials. We are in discussions with several contract research organizations for completion of our FDA protocol for Phase III and submission of our new drug application for marketing in the US and its territories.

The Company incorporated on April 29, 2016. The Company’s year-end is September 30.

On June 3, 2016, we entered into a business combination whereby a wholly-owned subsidiary of the Company, AngioSoma Research, Inc., a Texas corporation, (“AngioSoma Texas”) merged with AngioSoma Research, Inc., a Nevada corporation, (“AngioSoma Nevada”) with AngioSoma Research Texas surviving as our wholly-owned subsidiary (the “Merger”) . In connection with the Merger, the Company issued to the holders of outstanding common stock of AngioSoma Nevada 20 million shares of the Company’s common stock (“Common Stock”) and, as a result, immediately following the completion of the Merger, the former equity holders of AngioSoma Nevada owned approximately 66% of the Common Stock and the stockholders of First Titan Corp. immediately prior to the Merger owned approximately 34% of the Common Stock, in each case, on a fully-diluted basis (subject to certain exceptions and adjustments).  Also in connection with the Merger, the pre-Merger director and officer of the Company tendered his resignation and the pre-Merger director and officer of AngioSoma Nevada was appointed as the new director and officer of the Company, and our corporate headquarters was moved from Las Vegas, Nevada to Montgomery, Texas. In connection with completion of the Merger, the Company changed its corporate name from First Titan Corp. to AngioSoma, Inc. and its common stock continues to trade on the OTC Markets Group, OTCQB tier under the new trading symbol “SOAN”.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception (April 29, 2016) through June 30, 2016, the Company had a net loss of $83,918 and negative cash flow from operating activities of $12,001. As of June 30, 2016, the Company had negative working capital of $648,128. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The results of operations for the period from inception (April 29, 2016) through June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2016.

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, AngioSoma Research, LLC, First Titan Energy, LLC and First Titan Technical, LLC from the date of their formations or acquisition. Significant intercompany transactions have been eliminated in consolidation.

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

Credit Risk due to Certain Concentrations

We extend credit, primarily in the form of uncollateralized oil and gas sales through the operators of our working interests, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the nature of the companies to which we extend credit. For the period from inception (April 29, 2016) through June 30, 2016, two operators accounted for 54% and 46% of our oil and gas sales. Those operators account for 35% and 65% of accounts receivable as of June 30, 2016. We did not recognize any credit losses during the period from inception (April 29, 2016) through June 30, 2016. We have not recognized an allowance for doubtful accounts as of June 30, 2016.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $386 of depletion during the period from inception (April 29, 2016) through June 30, 2016. Net capitalized costs of oil and gas properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at ten percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. As of June 30, 2016, the Company has oil and gas properties in the amount of $200,575, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense. The Company applies the full cost-ceiling test on a quarterly basis on the date of the latest balance sheet presented.

Based on management’s review, 100% of the unproved oil and gas properties balance as of June 30, 2016 are expected to be added to amortization during the year ending September 30, 2016. The table below sets forth the cost of unproved properties excluded from the amortization base as of June 30, 2016 and notes the year in which the associated costs were incurred:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of June 30, 2016 and the period then ended on a recurring and nonrecurring basis:

June 30, 2016 Description	Level 1	Level 2	Level 3	Total Realized Loss
Asset retirement obligation	$—	$—	$21,116	$—
Available for sale securities	13,002	—	—	—
Totals	$13,002	$—	$21,116	$—

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2016.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the period from inception (April 29, 2016) through June30, 2016. As a result, the Company did not have any potentially dilutive common shares for that period. At June 30, 2016, the Company had 32,762,153 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of June 30, 2016.

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

Note 4. Acquisition

On June 3, 2016, we entered into a business combination whereby a wholly-owned subsidiary of the Company, AngioSoma Research, Inc., a Texas corporation, (“AngioSoma Texas”) merged with AngioSoma Research, Inc., a Nevada corporation, (“AngioSoma Nevada”) with AngioSoma Research Texas surviving as our wholly-owned subsidiary (the “Merger”) . In connection with the Merger, the Company issued to the holders of outstanding common stock of AngioSoma Nevada 20 million shares of the Company’s common stock (“Common Stock”) and, as a result, immediately following the completion of the Merger, the former equity holders of AngioSoma Nevada owned approximately 66% of the Common Stock and the stockholders of First Titan Corp. immediately prior to the Merger owned approximately 34% of the Common Stock, in each case, on a fully-diluted basis (subject to certain exceptions and adjustments).  Also in connection with the Merger, the pre-Merger director and officer of the Company tendered his resignation and the pre-Merger director and officer of AngioSoma Nevada was appointed as the new director and officer of the Company, and our corporate headquarters was moved from Las Vegas, Nevada to Montgomery, Texas. In connection with completion of the Merger, the Company changed its corporate name from First Titan Corp. to AngioSoma, Inc. and its common stock continues to trade on the OTC Markets Group, OTCQB tier under the new trading symbol “SOAN”.

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and AngioSoma Nevada is considered the accounting acquirer. Accordingly, AngioSoma’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements.

Note 5. Intellectual Property

On April 29, 2016, an individual contributed certain medical intellectual property to the Company in exchange for 5,000,000 shares of Series A Preferred Stock. The transaction was valued at $2,990,535 based upon the value of the Series A Preferred Stock as determined by a valuation expert.

Note 6. Advances Payable to Related Party

During the period from inception (April 29, 2016) through June 30, 2016, the Company received non-interest bearing advances from a shareholder of the Company in the amount of $11,000. The advances remained outstanding as of June 30, 2016.

Note 7. Advances

As of June 30, 2016, the Company had non-interest bearing advances payable to a third party of $21,650. These advances are payable on demand.

Note 8. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2016:

Convertible note dated September 30, 2013 in the original principal amount of $528,434, maturing September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share, in default.	$2,324
Convertible note dated June 30, 2014 payable in the original principal amount of $276,825, maturing June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share.	276,285
Convertible note dated December 31, 2014 in the original principal amount of $118,620, maturing December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share.	118,620
Convertible note dated March 31, 2015 in the original principal amount of $49,190, maturing March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.005 per share	49,190
Convertible note dated June 30, 2015 in the original principal amount of $66,074, maturing June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.53 per share	66,074
Convertible note dated September 30, 2015 in the original principal amount of $235,313, maturing September 30, 2018, bearing interest at 10% per year, convertible into common stock a rate of $0.75 per share	235,313
Convertible note dated December 31, 2015 in the original principal amount of $90,040, maturing December 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share	90,040
Convertible note dated March 31, 2016 in the original principal amount of $71,861, maturing March 31, 2019, bearing interest at 10% per year, convertible into common stock at a rate of a 60% discount to the market price on the date of conversion	71,861
Total convertible notes payable	$909,707

Less: current portion of convertible notes payable	(512,493)
Less: discount on noncurrent convertible notes payable	(376,773)
Long-term convertible notes payable, net of discount	$20,441

Current portion of convertible notes payable	512,493
Discount on current convertible notes payable	(143,438)
Long-term convertible notes payable, net of discount	$369,055

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Conversions to Common Stock

During period from inception (April 29, 2016) through June 30, 2016, the holders of the Convertible Note Payable dated December 31, 2014 elected to convert accrued interest of $7,491 into 1,498,124 shares of common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Note 9. Stockholders’ Equity

Common stock issued for reverse acquisition

On June 3, 2016, the Company issued 20,000,000 shares for the reverse acquisition of AngioSoma Nevada. See Note 4.

Common stock issued for conversion of convertible note payable

On June 28, 2016, the Company issued 1,498,124 shares of common stock upon the conversion of accrued interest of $7,491. No gain or loss was recognized on the transaction because it was transacted within the terms of the convertible note payable.

Series A Preferred Stock

On April 29, 2016, an individual contributed certain medical intellectual property to the Company in exchange for 5,000,000 shares of Series A Preferred Stock. The transaction was valued at $2,990,535 based upon the value of the Series A Preferred Stock as determined by a valuation expert.

Note 10. Subsequent Events

The Company has reviewed subsequent events through the filing of this report and has noted none that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

AngioSoma is a clinical stage biotechnology company focused on improving the effectiveness of current standard-of-care treatments, especially related to endovascular interventions in the treatment of peripheral artery disease (PAD).

AngioSoma is developing its lead product, a drug candidate called LiprostinTM for the treatment of peripheral artery disease, or PAD, which has completed FDA Phase I and three Phase II clinical trials. We are in discussions with several contract research organizations for completion of our FDA protocol for Phase III and submission of our new drug application for marketing in the US and its territories.

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

Results of Operations

General and administrative expense.  We recognized general and administrative expense of $25,292 for the period from inception (April 29, 2016) through June 30, 2016 primarily related to accrued compensation.

Interest expense.  We recognized interest expense of $59,676 for the period from inception (April 29, 2016) through June 30, 2016 primarily related to amortization of discounts on convertible notes payable.

Net loss.  We recognized a net loss of $83,918 for the period from inception (April 29, 2016) through June 30, 2016 as a result of general and administrative expense and interest expense discussed above.

Liquidity and Capital Resources

At June 30, 2016, we had cash on hand of $8,789. The Company has negative working capital of $648,128. Net cash used in operating activities for the period from inception (April 29, 2016) through June 30, 2016 was $12,001. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

None

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

AngioSoma Inc.

Date: September 13, 2016	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director