Form 10-Q/A
period 2016-06-30
AngioSoma, Inc.
filed 2016-09-16
CIK 1502152

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2016, filed with the Securities and Exchange Commission on September 13, 2016.

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

AngioSoma Inc.

Date: September 15, 2016	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director