Form 10-K
period 2016-09-30
AngioSoma, Inc.
filed 2017-03-29
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-170315

AngioSoma, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2500 Wilcrest Drive, 3rd Floor Houston, TX	77042
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 832-781-8521

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC Markets QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2016 was $313,635.

There were 38,784,067 shares of the Registrant’s common stock outstanding as of March 28, 2017.

ANGIOSOMA, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “SOAN,” “our,” and “us” refers to AngioSoma, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors discussed below and the matters addressed under “Special Note Regarding Forward-Looking Statements,” together with all the other information presented in this prospectus, including our audited financial statements and related notes. The risks described below are the only presently known risks facing us or that may materially adversely affect our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you may lose all or part of your investment.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are at a very early stage in our development efforts, our approach is unproven and we may not be able to successfully develop and commercialize any product candidates.

Our lead products LiprostinTM and Prostaglandin E1 (PGE1) and its synthetic variant known pharmaceutically as AlprostadilTM are novel therapeutic compounds and their potential benefit in controlling peripheral Artery Disease (“PAD”). Our product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for these or any other product candidates in clinical trials or in obtaining marketing approval thereafter. For example, although we have evaluated PGE1 and Liprostin in preclinical studies and are evaluating PGE1 and Liprostin in early-stage clinical trials, we have not yet advanced either product candidate into Phase 3 clinical development, nor have we obtained regulatory approval to sell any product based on our therapeutic approaches.

Our scientific approach to treatment of PAD is to end poor circulation, chronic leg pain and ultimately, amputation of legs due to clogged arteries and capillaries that can’t deliver oxygen and nutrients to tissues and they die. The scientific evidence to support the feasibility of developing products based on this approach is both preliminary and limited. Accordingly, our focus on complement immunotherapy may not result in the discovery and development of commercially viable products to treat autoimmune and inflammatory diseases.

If we are unsuccessful in our development efforts, we may not be able to advance the development of our product candidates, commercialize products, raise capital, expand our business or continue our operations.

We are dependent on the success of our lead product candidates, PGE1 and Liprostin. If we are unable to develop, obtain marketing approval for or successfully commercialize the product candidates, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of PGE1 for the treatment of PAD. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize at least one of these product candidates in one or more disease indications.

The success of PGE1 and Liprostin will depend on several factors, including the following:

•	successful completion of our ongoing clinical trials;

•	initiation and successful enrollment and completion of additional clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

•	establishment of arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance of our products, if approved, by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize PGE1 and Liprostin on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We have not previously submitted a new drug application, or NDA, to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation because of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, because of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any future collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we or they contemplate, if we or they are unable to successfully complete clinical trials of our product candidates or other testing or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our product candidates, we, or any future collaborators may:

•	incur additional unplanned costs;

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing or other requirements; or

•	be required to remove the product from the market after obtaining marketing approval.

Our failure to successfully complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business.

Adverse events or undesirable side effects caused by, or other unexpected properties of, any of our product candidates may be identified during development that could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, by design our product candidates have immunosuppressive effects, and in some cases, will be administered to patients with underlying significantly compromised health. Administration of our product candidates could make patients more susceptible to infection.

If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

If we, or any future collaborators, experience any of several possible unforeseen events in connection with clinical trials of our product candidates, potential clinical development, marketing approval or commercialization of our product candidates could be delayed or prevented.

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate;

•	the cost of planned clinical trials of our product candidates may be greater than we anticipate;

•

our third-party contractors or those of any future collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;

•

regulators or institutional review boards may not authorize us, any future collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•

patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•

we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

•

regulators or institutional review boards may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

•

the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;

•

the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter agreements for clinical and commercial supplies;

•

the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us, or any future collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any future collaborators, to bring products to market before we, or any future collaborators, do and impair our ability, or the ability of any future collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

If we, or any future collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any future collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial;

•	efforts to facilitate timely enrollment;

•	competing clinical trials; and

•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

The successful completion of our clinical development program for PGE1 for the treatment of PAD is dependent upon our ability to enroll a sufficient number of patients with PAD. PAD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with PAD and major clinical centers that support PAD treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with PAD and patients are generally only able to enroll in a single trial at a time. We plan to commence a Phase III clinical trial of PGE1 as a stand-alone therapy in treatment-naïve patients within the next 18 months. Given the severe and life threatening nature of PAD and the expectation that many patients will be on current treatment with clopidogrel or pentoxyfilline, we may encounter difficulty in recruiting a sufficient number of treatment-naïve patients. Moreover, future trial designs may require that PAD patients discontinue their existing treatment with clopidogrel or pentoxyfilline in order to enroll in our trials, and both patients and their physicians may be reluctant to discontinue existing life-saving therapies for this purpose. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for PGE1 for PAD in a timely and cost-effective manner.

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, including PGE1 or Liprostin, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if any of our product candidates receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any future collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;

•	we, or any future collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any future collaborators, could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

Any of these events could harm our business and operations, and could negatively impact our stock price.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Clopidogrel or pentoxyfilline is the only drug approved for the treatment of PAD, and even if we are able to obtain marketing approval of PGE1 for the treatment of PAD, we may not be able to successfully convince physicians or patients to switch from clopidogrel or pentoxyfilline to PGE1. This may be particularly true with respect to clopidogrel or pentoxyfilline as the medical community believes that PAD patients on clopidogrel or pentoxyfilline may experience sudden and excessive blood cell lysis, or rupture, leading to anemia, blood clots and other medical problems, when they stop receiving clopidogrel or pentoxyfilline. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety concerns in the medical community may hinder market acceptance. For example, some members of the pharmaceutical community have expressed the view that PEG, which is part of PGE1, may have the potential to contribute to kidney toxicity in certain patients when administered at a high dosage. Therefore, it may be difficult for us to gain acceptance of any approved products in the market to the extent PEG is a part of such products.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to competitive therapies;

•	the prevalence and severity of any side effects;

•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;

•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;

•	the strength of sales, marketing and distribution support;

•	changes in the standard of care for the targeted indications for the product; and

•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. Thus, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

If we are unable to establish sales, marketing and distribution capabilities or enter sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any product candidates if approved.

We do not have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties.

We plan to build focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

In certain indications, we plan to seek to enter collaborations that we believe may contribute to our ability to advance development and ultimately commercialize our product candidates. We also intend to seek to enter collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. Because of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that receive marketing approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future, including from drugs that act through the complement system and drugs that use different approaches. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any future collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we, or any future collaborators, can obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any future collaborators, are able to enter the market.

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the development of our product candidates.

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of data exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. It is unclear whether the FDA will treat the active ingredients in our product candidates as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products may face from generic versions of our products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

Even if we, or any future collaborators, can commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any future collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. Thus, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability claims because of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or any future collaborators commercially sell any product that we may or they may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

Although we maintain product liability insurance coverage in the amount of up to $10.0 million in the aggregate and clinical trial liability insurance of $10.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion of revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not emerging growth companies. In particular, in this 10-K, we have provided only two years of audited consolidated financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

We have a history of operating losses and expect to continue to realize losses in the near future. Currently our operations are producing inadequate revenue to fund all operating costs, and we rely on investments by third parties to fund our business. Even as our revenue grows, we may not become profitable or be able to sustain profitability.

From inception, we have incurred significant net losses and have not realized adequate revenue to support our operations. We expect to continue to incur net losses and negative cash flow from operations in the near future, and we will continue to experience losses for at least as long as it takes our company to generate revenue from the sale of products. The size of these losses will depend, in large part, on whether we develop products in a profitable manner. To date, we have had only limited operating revenues. There can be no assurance that we will achieve material revenues in the future. Should we achieve a level of revenues that make us profitable, there is no assurance that we can maintain or increase profitability levels in the future.

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; (ii) our lack of significant operating revenues since inception through the date of this prospectus; and (iii) our dependence on debt and equity funding to continue in operation. We therefore expect to incur significant losses in the foreseeable future. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to curtail or cease our operations. If this happens, you could lose all or part of your investment.

Our lack of any profitable operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We do not have any substantial operating history, which makes it impossible to evaluate our business on the basis of historical operations. Our business carries both known and unknown risks. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any profitable operating history.

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will be able to continue our operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue to operate over the next 12 months. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. As such, if we are unable to obtain new financing to execute our business plan we may be required to cease our operations.

We recently underwent a change in management, and the current management has experience in healthcare prior to joining the company.

We underwent a change in management June 3, 2016. The new sole director and sole executive officer of the company, Alex Blankenship, had been responsible for healthcare. She was not previously an employee of or otherwise involved in the management of the company. Ms. Blankenship’s prior experience does not assure success in our business.

One of our stockholders has the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

Alex Blankenship, currently owns 1,000,000 shares of series E preferred stock. The owner of the series E preferred stock is entitled to the number of votes equal to double the number of votes of all other stockholders.  Therefore, Ms. Blankenship has voting rights equal to two-thirds of all votes cast at any action of stockholders and can exert decisive influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors, removal of the entire board of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholders in favor of a matter that is opposed by this stockholder cannot overrule the vote of Alex Blankenship.

Alex Blankenship is our director and officer and the loss of Ms. Blankenship could adversely affect our business.

Since Ms. Blankenship is currently our only director and our CEO, if she were to die, become disabled, or leave our company, we would be forced to retain an individual to replace her. There is no assurance that we can find a suitable person to replace her if that becomes necessary. We have no “key man” life insurance at this time.

Our management has not had experience in managing the day to day operations of a public company and, thus, we may incur additional expenses associated with the management of our company.

Our chief executive officer, Alex Blankenship, is responsible for the operations and reporting of our company. The requirements of operating as a small public company are new to Ms. Blankenship. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could cost more than forecast. We may also be required to hire additional staff to comply with additional SEC reporting requirements.

Risks related to our common stock

We lack an established trading market for our common stock, and you may be unable to sell your common stock at attractive prices or at all.

There is currently a limited trading market for our common stock on the OTC Market Group’s OTCQB tier under the symbol “SOAN.” There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in the mining industry and competitors;

•	our financial condition, results of operations and prospects;

•	any future issuances of our common stock, which may include primary offerings for cash, and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities, which could cause a recession or downturn in our economy.

We may be subject to shareholder litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

Future sales of common stock by stockholders may have an adverse effect on the then prevailing market price of our common stock.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a company registered under the Securities Exchange Act of 1934, as amended, may, sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

We do not expect to pay cash dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

We were a shell company until we acquired the intellectual property assets, resulting in certain limitations on the ability of our stockholders to use the Rule 144 safe harbor under the Securities Act of 1933, as amended, for resales of our common stock.

The safe harbor of Rule 144 is not available for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. However, Rule 144 also includes an important exception to this prohibition if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•

at least one year has elapsed from the time that the issuer filed current Form 10 information with the SEC, which is expected to be filed promptly after completion of the business combination, reflecting its status as an entity that is not a shell company.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the OTCQB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Trading in our common stock on the OTC Markets is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Trading in our common stock is currently published on the OTC Markets. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We maintain our corporate offices at 14001 Walden Road, Suite 600, Montgomery, Texas 77356. Our telephone number is 832-781-8521.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the “Over the Counter” Bulletin Board’s QB Tier (“OTC”) under the symbol “SOAN”. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended September 30, 2016
Quarter ended September 30, 2016	$0.120	$0.071
Quarter ended June 30, 2016	$0.125	$0.075
Quarter ended March 31, 2016	$0.225	$0.080
Quarter ended December 31, 2015	$2.500	$0.010

Fiscal Year Ended September 30, 2015
Quarter ended September 30, 2015	$2.600	$0.460
Quarter ended June 30, 2015	$2.400	$0.400
Quarter ended March 31, 2015	$1.740	$1.200
Quarter ended December 31, 2014	$9.500	$1.700

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

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on March 28, 2017, as quoted by OTC Markets Group, Inc., was $0.05. There were 38,784,067 shares of common stock issued and outstanding as of March 28, 2017. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2016, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2016.

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

As of June 15, 2016, our board of directors designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by during the quarter ended September 30, 2016 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 19, 2016	Common Stock	500,000	Conversion of convertible note in the amount of $5,000	Section 3(a)(9) of the Securities Act	Convertible at $0.01 per share
September 28, 2016	Common Stock	1,500,000	Conversion of convertible note in the amount of $15,000	Section 3(a)(9) of the Securities Act	Convertible at $0.01 per share

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

Results of Operations

We incurred general and administrative expenses of $155,480 during the period from inception through September 30, 2016 related to the general operations of the Company.

During the period from inception through September 30, 2016, we recognized impairment of intellectual property of $2,990,535 and impairment of available-for-sale securities of $6,792.

During the period from inception through September 30, 2016, we recognized loss on sale of discontinued operations of $209,324 and loss from discontinued operations of $2,594.

During the period from inception through September 30, 2016, we recognized interest expense of $137,280 related to stated interest on our notes payable and amortization of discounts on those notes.

During the period from inception through September 30, 2016, we recognized a net loss of $3,502,005 as a result of the expenses and losses discussed above.

As of September 30, 2016, we had cash on hand of $5,845.

During the period from inception through September 30, 2016, we had net cash used in operating activities - continuing operations of $38,502. During the same period, we received cash of $5,691 as a result of the reverse merger and $30,150 from advances.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2016. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from April 29, 2016 (date of inception) through September 30, 2016, the Company had a net loss of $3,502,005 and generated negative cash flow from operating activities - continuing operations in the amount of $38,502. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AngioSoma, Inc.

Consolidated Financial Statements

September 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AngioSoma, Inc.

We have audited the accompanying balance sheets of AngioSoma, Inc. as of September 30, 2016 and the related statements of operations, changes in stockholders deficit, and cash flows for the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AngioSoma, Inc. as of September 30, 2016, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 29, 2017

ANGIOSOMA, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,845
Prepaid expenses	750
Total current assets	6,595

Available-for-sale securities	10,674
Intangible assets – intellectual property, net of impairment of $2,990,535	—

TOTAL ASSETS	$17,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$164,760
Accounts payable and accrued liabilities to related party	28,460
Advances payable	47,650
Convertible notes payable in default	278,609
Current portion of convertible notes payable, net of discount of $109,760	149,814
Current portion of accrued interest payable	62,786
Total current liabilities	732,079

Long-term note payable	68,793
Long-term convertible notes payable, net of discount of $371,687	25,527
Accrued interest payable	33,958
TOTAL LIABILITIES	860,357

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized; 33,520,667 shares issued and outstanding at September 30, 2016	33,521
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 5,000,000 shares outstanding at September 30, 2016	2,990,535
Series E Preferred Stock, 1,000,000 shares issued and outstanding at September 30, 2016	1,000
Additional paid-in capital	(366,139)
Accumulated deficit	(3,502,005)
Total stockholders’ deficit	(843,088)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,269

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM INCEPTION (APRIL 29, 2016) THROUGH SEPTEMBER 30, 2016

REVENUE, net	$—

OPERATING EXPENSES
General and administrative expenses	155,480
Total operating expenses	155,480

LOSS FROM OPERATIONS	(155,480)

OTHER INCOME (EXPENSE)
Impairment of intellectual property	(2,990,535)
Impairment of available-for-sale securities	(6,792)
Loss on sale of discontinued operations	(209,324)
Interest expense	(137,280)

Net loss from continuing operations	(3,499,411)

Loss from discontinued operations	(2,594)

NET LOSS	$(3,502,005)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	26,648,021

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM INCEPTION (APRIL 29, 2016) THROUGH SEPTEMBER 30, 2016

	Common Stock		Series A Preferred Stock		Series E Preferred Stock		Additional Paid In	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCE, April 29, 2016	10,022,543	$10,023	—	$—	1,000,000	$1,000	$—	$—	$11,023

Net loss	—	—	—	—	—	—	—	(3,502,005)	(3,502,005)
Common stock issued for conversion of convertible note payable	3,498,124	3,498	—	—	—	—	31,483	—	34,981
Common stock issued for reverse merger	20,000,000	20,000	—	—	—	—	(401,444)	—	(381,444)
Preferred stock issued for intellectual property	—	—	5,000,000	2,990,535	—	—	—	—	2,990,535
Imputed interest	—	—	—	—	—	—	3,822	—	3,822
BALANCE, September 30, 2016	33,520,667	$33,521	5,000,000	$2,990,535	1,000,000	$1,000	$(366,139)	$(3,502,005)	$(843,088)

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (APRIL 29, 2016) THROUGH SEPTEMBER 30, 2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,502,005)
Less: loss on discontinued operations	2,594
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual properties	2,990,535
Impairment of available-for-sale securities	6,792
Loss on sale of discontinued operations	209,324
Legal expenses paid through issuance of convertible note payable	68,793
Amortization of discount on convertible note payable	95,794
Imputed interest	3,822
Changes in operating assets and liabilities:
Accounts receivable	(2,681)
Prepaid expenses	500
Accounts payable and accrued liabilities	4,239
Accounts payable and accrued liabilities to related party	42,305
Accrued interest payable	41,486
Net cash used in operating activities - continuing operations	(38,502)
Net cash provided by operating activities - discontinued operations	8,506
NET CASH USED IN OPERATING ACTIVITIES	(29,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in reverse merger	5,691
NET CASH PROVIDED BY INVESTING ACTIVITIES	5,691

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	30,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,150

NET INCREASE (DECREASE) IN CASH	5,845

CASH, at the beginning of the period	—

CASH, at the end of the period	$5,845

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—
Taxes	$—

Noncash investing and financing transaction:
Series A Preferred Stock issued for intellectual property	$2,990,535
Common stock issued for conversion of convertible note payable	$34,981
Common stock issued for founders’ shares	$20,000

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 1. General Organization and Business

AngioSoma, Inc., a Nevada corporation (“AngioSoma” or the “Company”), is a clinical stage biotechnology company focused on improving the effectiveness of current standard-of-care treatments, especially related to endovascular interventions in the treatment of peripheral artery disease (PAD).

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

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception (April 29, 2016) through September 30, 2016, the Company had a net loss of $3,502,005. As of September 30, 2016, the Company had a working capital deficit of $725,484. The Company does not have a source of revenue and does not anticipate having one in the near future. Without additional capital, the Company will not be able to remain in business.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Fair Value of Financial Instruments

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

The following table presents assets that were measured and recognized at fair value as of September 30, 2016 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Available for sale securities	$10,674	$—	$—	$10,674
Totals	$10,674	$—	$—	$10,674

Revenue Recognition

Revenues will be recognized only when it is determinable with persuasive evidence of an arrangement in existence, after goods or services have been provided and collectability is assured.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $5,845 as of September 30, 2016. There were no cash equivalents as of September 30, 2016.

Property and equipment

Property and equipment of the Company is stated at cost. In accordance with ASC Topic 360 Property, Plant and Equipment, expenditure for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives of the asset. There was no depreciation expense during the period from April 29, 2016 (date of inception) through September 30, 2016.

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

Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the units-of-production method based on proved reserves. The company recognized $1,814 of depletion during the period from April 29, 2016 (date of inception) through September 30, 2016.

All oil and gas properties were disposed of during the period ended September 30, 2016.  See Note 6.

Common Stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2016.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2016.

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

Note 4. Reverse Merger

On June 3, 2016, we entered into a business combination whereby a wholly-owned subsidiary of the Company, AngioSoma Research, Inc. (formerly First Titan Corp.), a Texas corporation, (“AngioSoma Texas”) merged with AngioSoma Research, Inc., a Nevada corporation, (“AngioSoma Nevada”) with AngioSoma Research Texas surviving as our wholly-owned subsidiary (the “Merger”). In connection with the Merger, the Company issued to the holders of outstanding common stock of AngioSoma Nevada 20 million shares of the Company’s common stock (“Common Stock”) and, as a result, immediately following the completion of the Merger, the former equity holders of AngioSoma Nevada owned approximately 66% of the Common Stock and the stockholders of First Titan Corp. immediately prior to the Merger owned approximately 34% of the Common Stock, in each case, on a fully-diluted basis (subject to certain exceptions and adjustments).  Also in connection with the Merger, the pre-Merger director and officer of the Company tendered his resignation and the pre-Merger director and officer of AngioSoma Nevada was appointed as the new director and officer of the Company, and our corporate headquarters was moved from Las Vegas, Nevada to Montgomery, Texas. In connection with completion of the Merger, the Company changed its corporate name from First Titan Corp. to AngioSoma, Inc. and its common stock continues to trade on the OTC Markets Group, OTCQB tier under the new trading symbol “SOAN”.

For accounting purposes, the Merger is treated as a “reverse acquisition” under GAAP and AngioSoma Nevada is considered the accounting acquirer. Accordingly, AngioSoma’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements.

Note 5. Intellectual Property

On June 18, 2016, David P. Summers, a significant shareholder and related party of the Company, contributed certain medical intellectual property to the Company in exchange for 5,000,000 shares of Series A Preferred Stock. The transaction was valued at $2,990,535 based upon the value of the Series A Preferred Stock as determined by a valuation expert.

The Company is in the early stages of developing its products with the expectation of realizing the value from the intellectual property. Because the Company does not current revenue projections or valuations of the intellectual property, management determined that those assets were fully impaired as of September 30, 2016. The Company recorded impairment of intellectual properties on the Consolidated Statement of Operations for the year ended September 30, 2016.

Note 6. Discontinued Operations

Effective September 30, 2016, the Company disposed of all its oil and gas assets and related liabilities by selling them to a third-party in order to focus on the clinical stage biopharmaceutical sector. The net assets were sold for $2,572 resulting in a loss on the sale of $209,324. All previous oil and gas operations are accounted for as discontinued operations in the accompanying consolidated financial statements. As of September 30, 2016, the consolidated balance sheet included current assets of discontinued operations in the amount of $6,716 which represented accounts receivable for sales of oil and natural gas prior to the sale of the assets.

The net income from discontinued operations was comprised of the following:

Revenue	$6,406
Lease operating expense	471

Gross profit	5,935

General and administrative expense	6,716
Depreciation, depletion and amortization	1,813

Net loss from discontinued operations	$(2,594)

Note 7. Related Party Transactions

The Company rents office space from David Summers, a significant shareholder of the Company, for $400 per month under a month to month lease. As of September 30, 2016, rent in the amount of $800 was unpaid.

During the period from inception (April 29, 2016) through September 30, 2016, Mr. Summers advanced $1,000 to the Company for working capital. The advance was non-interest bearing and payable on demand. During the same period, Mr. Summers paid $275 of expenses on behalf of the Company. As of September 30, 2016, the Company owed Mr. Summers a total of $3,145 which included $645 for the advance, $800 for unpaid rent and $1,700 for reimbursement of expenses paid on behalf of the Company.

Alex Blankenship is paid $5,000 per month under her employment agreement with the Company. As of September 30, 2016, the Company owed Ms. Blankenship $25,315 for unpaid compensation.

On June 18, 2016, David P. Summers, a significant shareholder and related party of the Company, contributed certain medical intellectual property to the Company in exchange for 5,000,000 shares of Series A Preferred Stock. The transaction was valued at $2,990,535 based upon the value of the Series A Preferred Stock as determined by a valuation expert.

As of September 30, 2016, the Company owed Sydney Jim, our former CEO, $29,422 for accrued but unpaid compensation.

Note 8. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2016:

Convertible note dated September 30, 2013 in the original principal amount of $528,434, matured September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share, in default.	$2,324
Convertible note dated June 30, 2014 payable in the original principal amount of $276,825, matured June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share, in default	276,285
Convertible note dated December 31, 2014 in the original principal amount of $118,620, maturing December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	104,310
Convertible note dated March 31, 2015 in the original principal amount of $49,190, maturing March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.005 per share	49,190
Convertible note dated June 30, 2015 in the original principal amount of $66,074, maturing June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.53 per share	66,074
Convertible note dated September 30, 2015 in the original principal amount of $235,313, maturing September 30, 2018, bearing interest at 10% per year, convertible into common stock a rate of $0.75 per share	235,313
Convertible note dated December 31, 2015 in the original principal amount of $90,040, maturing December 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share	90,040
Convertible note dated March 24, 2016 in the original principal amount of $40,000, maturing March 24, 2017, bearing interest at 5% per year, convertible into common stock at the lower of a 48% discount to the lowest trading price of the last 20 days before conversion and $0.00005 per share	40,000
Convertible note dated March 31, 2016 in the original principal amount of $71,861, maturing March 31, 2019, bearing interest at 10% per year, convertible into common stock at a rate of a 60% discount to the market price on the date of conversion	71,861
Total convertible notes payable	$935,397

Less: current portion of convertible notes payable	(538,183)
Less: discount on noncurrent convertible notes payable	(371,687)
Long-term convertible notes payable, net of discount	$25,527

Current portion of convertible notes payable	538,183
Discount on current convertible notes payable	(109,760)
Long-term convertible notes payable, net of discount	$428,423

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

During the period ended September 30, 2016, the Company recognized interest expense of $47,998 on the convertible notes payable and amortization of discount on convertible notes payable of $95,794.

Conversions to Common Stock

During period from inception (April 29, 2016) through September 30, 2016, the holders of the Convertible Note Payable dated December 31, 2014 elected to convert principal and accrued interest of $34,981 into 3,498,124 shares of common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Default

Subsequent to the end of the fiscal year, the lender of the Convertible Note Payable dated March 24, 2016 notified the Company that it was in default of certain terms of the note agreement. The lender received a total of 160,000 shares of common stock after the end of the fiscal year in full settlement of amounts due under the Convertible Note Payable. These shares were valued at $40,000 based on the fair market value of the common stock. As a result, there was no gain or loss on the settlement transaction.

Advances

As of September 30, 2016, the Company owed non-interest bearing advances of $47,650. During the period ended September 30, 2016, we recognized imputed interest on these advances of $3,822.

Note 9. Note Payable

The Company entered into a promissory note with its attorney to refinance accounts payable of $68,793 as of September 30, 2016 into a promissory note. The note can be issued up to the total principal amount of $100,000 and includes the prepayment of legal fees of $31,498 to be incurred during the period from October 1, 2016 through March 1, 2017. The note payable was recorded at $68,793 (the amount of refinanced accounts payable) as of September 30, 2016. There was no prepayment recognized as of September 30, 2016. The note bears interest at the prime rate and requires monthly payments of principal and interest of $10,000 beginning July 1, 2017, the maturity date. As of September 30, 2016, the note is classified in noncurrent liabilities on the balance sheet.

Note 10. Stockholders’ deficit

As of inception, the Company had authorized 480,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016, there were 33,520,667 shares of common stock, 5,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series E Preferred Stock outstanding.

Founders’ Shares

On June 3, 2016, the Company issued a total of 20,000,000 shares to two shareholders (10,000,000 shares each) as a result of the reverse merger.

Imputed Interest

During the period ended September 30, 2016, the Company recognized imputed interest on non-interest bearing advances of $3,822.

Conversions to Common Stock

During period from inception (April 29, 2016) through September 30, 2016, the Company issued 3,498,124 shares of common stock as a result of conversions of the Convertible Note Payable dated December 31, 2014 in the amount of $34,981.

Preferred Stock

On June 3, 2016, we issued 20 million shares of the Company’s common stock in connection with the reverse merger discussed in Note 4 above.

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

As of June 15, 2016, our board of directors designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock.

On June 18, 2016, David P. Summers, a significant shareholder and related party of the Company, contributed certain medical intellectual property to the Company in exchange for 5,000,000 shares of Series A Preferred Stock. The transaction was valued at $2,990,535 based upon the value of the Series A Preferred Stock as determined by a valuation expert.

Note 11. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2016. The Company currently has net operating loss carryforwards aggregating $3,597,802 which expire in 2031. The deferred tax asset related to the net operating loss carryforwards has been fully reserved.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from April 29, 2016 (date of inception) through September 30, 2016 is the valuation allowance as follows.

Tax benefit at U.S. statutory rate	$1,259,231
Valuation allowance	(1,259,231)
Tax benefit, net	$—

The Company has not recognized an income tax benefit for the period based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The tax returns for fiscal year 2016 is still open for review by the Internal Revenue Service.

Note 12. Available-for-Sale Securities

The Company owns a non-controlling interest in certain marketable equity securities. This investment is accounted for as available-for-sale. During the period ended September 30, 2016, the Company determined that the loss in value of the available-for-sale securities was considered other than temporary due to the significant amount of time that the market value had been below the cost basis of these securities. As a result, the loss of $6,792 was recognized as an impairment loss in the consolidated statement of operations. Available-for-sale securities is comprised of the following as of September 30, 2016:

Common stock of Biofuels Power Corp.	$35,000
Unrealized loss on available-for-sale securities	(24,326)
Available-for-sale securities	$10,674

Note 13. Subsequent Events

Effective October 3, 2016, AngioSoma, Inc. (‘The Company’, ‘We’, ‘Our’) entered into a joint venture agreement with La Jolla Capital Partners LLC, a Texas limited liability corporation (‘La Jolla’), to fund and manage the effort to obtain required U.S. Food and Drug Administration (‘FDA’) approval for Our flagship product Liprostin™, and thereafter to market and sell an exclusive license for Liprostin™ (The ‘Joint Venture’).  The Company and La Jolla expect the lifetime of the Joint Venture to extend for three (3) or more years, throughout the funding, management, and marketing.  The Company and La Jolla have initially budgeted four million dollars ($4,000,000) for the Joint Venture, and La Jolla has immediately initiated efforts to secure the funding for the Joint Venture.

The conditions included within the agreement defining the Joint Venture specifies the following:

•	AngioSoma, Inc. will exclusively reserve the seminal patent US Patent 5718917 and new patent applications 62/182,605, 62/182610, and 62/182,613 for the usage of the Joint Venture;

•	La Jolla will provide monthly updates to AngioSoma, Inc. on the Joint Venture’s operations;

•	La Jolla has no authority to enter into any agreements, contracts or deals without written consent from both AngioSoma, Inc. and La Jolla; and

•	The Joint Venture will have an escrow agent escrowing all monies associated with the Joint Venture, which will be disbursed according to a budget within the Joint Venture agreement.

La Jolla will solely fund the initial six (6) month period of the Joint Venture, as La Jolla is seeking to secure the funding associated with the Joint Venture budget as set forth in the Joint Venture agreement, but La Jolla will be reimbursed up to four hundred thousand dollars ($400,000) of the funding for expenses expended during this initial six (6) month period.

If La Jolla has not secured the budgeted amount of four million dollars ($4,000,000) prior to the end of the six-month period specified above, AngioSoma, Inc. may discontinue the Joint Venture, with no further payments to La Jolla except if The Company is able to conclude a transaction with one of the funding sources disclosed to The Company in the Joint Venture’s monthly update.

If the Joint Venture is successful in funding and management of the FDA drug approval for Our flagship product Liprostin™, then La Jolla will endeavor to sell a worldwide license to market Liprostin™.  If La Jolla is successful in securing the sale of this license, The Company will receive the remainder of the amounts and La Jolla will receive:

•	Twenty-five percent (25%) of any surplus left over from the budgeted amount for securing the FDA drug approval;

•	Twenty-five percent (25%) of the resulting royalty payments, fees, or other such monies collected; and

•	Warrants to purchase two million (2,000,000) common stock shares of AngioSoma, Inc. at an exercise price of $0.25 per share, cashless exercise with a five (5) year term.

Effective January 25, 2017, Alex Blankenship, the Company’s CEO, transferred voting control of the Series E Preferred stock to Mr. David P. Summers, a significant shareholder of the Company.

On October 5, 2016, the holder of the convertible note payable dated December 31, 2014, converted principal and accrued interest of $15,000 into 1,500,000 of common stock in accordance with the terms of the note.

On October 13, 2016, the holder of the convertible note payable dated March 24, 2016, converted principal and accrued interest of $10,005 into 271,000 shares of common stock in accordance with the terms of the note.

On October 17, 2016, the holder of the convertible note payable dated March 24, 2016, converted principal and accrued interest of $20,306 into 550,000 shares of common stock in accordance with the terms of the note.

On October 28, 2016, the holder of the convertible note payable dated March 24, 2016, converted principal and accrued interest of $9,688 into 262,400 shares of common stock in accordance with the terms of the note.

On November 1, 2016, the holder of the convertible note payable dated December 31, 2014, converted principal and accrued interest of $15,000 into 1,500,000 of common stock in accordance with the terms of the note.

On November 14, 2016, the holder of the convertible note payable dated December 31, 2014, converted principal and accrued interest of $10,000 into 1,000,000 of common stock in accordance with the terms of the note.

On November 14, 2016, the holder of the convertible note payable dated March 24, 2016, converted principal and accrued interest of $8,500 into 180,000 shares of common stock in accordance with the terms of the note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

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

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2016.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Alex Blankenship 2500 Wilcrest Drive, 3rd Floor Houston, TX 77042	54	Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director

From April 1983 to February 1986, Ms. Blankenship was employed by Blake Memorial Hospital in Bradenton, Florida as a certified cardiac monitor technician in the intensive care and progressive care units.  From March 1986 until December 2002, Ms. Blankenship served as private duty eldercare for numerous patients in Florida and North Carolina.  In January 2003, Ms. Blankenship withdrew from participation in the medical care industry to devote time to her daughter and two grandchildren.

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

Our Board of Directors is comprised of solely of Ms. Blankenship who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Ms. Blankenship is paid $5,000 per month for her services to the company.

The table below summarizes all compensation awards paid to our named executive officer for all service rendered in all capacities to us for the fiscal periods ended September 30, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Blankenship	2016	$ 3,000	—	—	—	—	—	—	$ 3,000
CEO

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Alex Blankenship	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Alex Blankenship. Ms. Blankenship also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the period ended September 30, 2016 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of March 13, 2017, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Kenwood Capital LLC 14001 Walden Road, Suite 600 Montgomery, TX 77356	10,000,000	26%

David P. Summers 14001 Walden Road, Suite 600 Montgomery, TX 77356	10,000,000	26%

Eaton Central America, Inc. San Francisco, 65 East Street, House No 35 Panama City, Republic of Panama	7,295,283	19%

Alex Blankenship (1)	—	0%

All directors and executive officers as a group (1) person.	—	0%

__________

(1)

Ms. Blankenship owns 1,000,000 shares of the Company’s Series E Preferred Stock. The Series E Preferred Stock carries two votes for each outstanding share of the Company’s common stock and, as a result, has 2/3 voting control over any shareholder votes. Effective January 25, 2017, Ms. Blankenship transferred voting control of the Series E Preferred stock to Mr. David P. Summers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended September 30, 2016 and 2015:

	2016	2015
Audit Fees	$26,750	$20,750

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$26,750	$20,750

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
21	Subsidiaries of the Registrant (4)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer. (4)
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer. (4)
101*	XBRL data files of Financial Statement and Notes contained in this Annual Report on Form 10-K. (4)(5)

__________

(1)	Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2015.
(2)	Incorporated by reference to our Form 10-K/A Amendment No. 1 for the year ended September 30, 2015 filed on January 22, 2016.
(3)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(4)	Filed or furnished herewith.
(5)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AngioSoma, Inc.

Date: March 29, 2017	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director