Form 10-Q
period 2017-03-31
AngioSoma, Inc.
filed 2017-05-19
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 19, 2017, 41,084,067 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2017 and SEPTEMBER 30, 2016

(UNAUDITED)

	March 31, 2017	September 30, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,529	$5,845
Prepaid expenses	750	750
Total current assets	8,279	6,595

Available for sale securities, at market value	13,585	10,674
Intellectual property, net of impairment of $2,990,535	—	—

TOTAL ASSETS	$21,864	$17,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$135,831	$164,760
Accounts payable to related party	90,395	28,460
Advances payable	57,650	47,650
Convertible note payable in default	358,872	278,609
Current portion of convertible notes payable, net of discount of $29,481 and $109,760, respectively	85,782	149,814
Current portion of accrued interest payable	105,290	62,786
Total current liabilities	833,820	732,079

Convertible notes payable, net of discount of $359,824 and $371,687, respectively	37,391	25,527
Accrued interest payable	54,965	33,958
Note payable	68,793	68,793
TOTAL LIABILITIES	994,969	860,357

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 38,584,067 shares and 33,520,667 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	38,584	33,521
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 5,000,000 shares issued and outstanding at March 31, 2017 and September 30, 2016	2,990,535	2,990,535
Series B Preferred Stock, $0.001 par value; 30,000 and 0 shares issued and outstanding at March 31, 2017 and September 30, 2016	30	—
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at March 31, 2017 and September 30, 2016	1,000	1,000
Additional paid-in capital	8,656	(366,139)
Accumulated other comprehensive income	2,911	—
Accumulated deficit	(4,014,821)	(3,502,005)
Total stockholders’ deficit	(973,105)	(843,088)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,864	$17,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

	Six Months Ended March 31, 2017	Three Months Ended March 31, 2017
REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	356,702	119,863
Total operating expenses	356,702	119,863

LOSS FROM OPERATIONS	$(356,702)	$(119,863)

OTHER INCOME (EXPENSE)
Interest expense	(156,114)	(75,540)

NET LOSS	$(512,816)	$(195,403)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.01)

COMMON SHARES OUTSTANDING – Basic and diluted	36,881,169	37,535,178

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

NET LOSS	$(512,816)

Change in fair value of available-for-sale securities	2,911

Comprehensive loss	$(509,905)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series E Preferred Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)

BALANCE, September 30, 2016	33,520,667	$33,521	5,000,000	$2,990,535	—	$—	1,000,000	$1,000	$(366,139)	$—	$(3,502,005)	$(843,088)

Net loss	—	—	—	—	—	—	—	—	—	—	(512,816)	(512,816)
Other comprehensive income	—	—	—	—	—	—	—	—	—	2,911	—	2,911
Common stock issued for conversion of convertible note payable	3,763,400	3,763	—	—	—	—	—	—	62,355	—	—	66,118
Common stock issued for services	1,300,000	1,300	—	—	—	—	—	—	82,600	—	—	83,900
Series B Preferred Stock issued for cash	—	—	—	—	30,000	30	—	—	29,970	—	—	30,000
Stock options issued	—	—	—	—	—	—	—	—	199,870	—	—	199,870

BALANCE, March 31, 2017	38,584,067	$38,584	5,000,000	$2,990,535	30,000	30	1,000,000	$1,000	$8,656	$2,911	$(4,014,821)	$(973,105)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(512,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	283,770
Amortization of discount on convertible note payable	90,723
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(24,578)
Accounts payable to related party	61,935
Accrued interest payable	62,650
NET CASH USED IN OPERATING ACTIVITIES	(38,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	10,000
Proceeds from sale of Series B Preferred Stock	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000

NET INCREASE IN CASH	1,684

CASH, at the beginning of the period	5,845

CASH, at the end of the period	$7,529

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—
Taxes	$—

Noncash investing and financing transaction:
Conversion of convertible notes payable into common stock	$66,118
Change in fair value of available-for-sale securities	$2,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2017, the Company had a net loss of $512,816 and negative cash flow from operating activities of $38,316. As of March 31, 2017, the Company had negative working capital of $825,541. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The results of operations for the six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2017.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of March 31, 2017 and the period then ended on a recurring and nonrecurring basis:

March 31, 2017 Description	Level 1	Level 2	Level 3	Total	Gain (Loss)
Available for sale securities	$13,585	$—	$—	$13,585	$2,911
Totals	$13,585	$—	$—	$13,585	$2,911

The following table presents assets that were measured and recognized at fair value as of September 30, 2016 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Available for sale securities	$10,674	$—	$—	$10,674
Totals	$10,674	$—	$—	$10,674

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of March 31, 2017.

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

Note 4. Advances

As of March 31, 2017 and September 30, 2016, the Company had non-interest bearing advances payable to third parties of $57,650 and $47,650, respectively. These advances are payable on demand.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Convertible note dated September 30, 2013 in the original principal amount of $528,434, matured September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share, in default	$2,324	$2,324
Convertible note dated June 30, 2014 payable in the original principal amount of $276,825, matured June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share, in default	276,285	276,285
Convertible note dated December 31, 2014 in the original principal amount of $118,620, maturing December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share, in default	80,263	104,310
Convertible note dated March 31, 2015 in the original principal amount of $49,190, maturing March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.005 per share	49,190	49,190
Convertible note dated June 30, 2015 in the original principal amount of $66,074, maturing June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.53 per share	66,074	66,074
Convertible note dated September 30, 2015 in the original principal amount of $235,313, maturing September 30, 2018, bearing interest at 10% per year, convertible into common stock a rate of $0.75 per share	235,313	235,313
Convertible note dated December 31, 2015 in the original principal amount of $90,040, maturing December 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share	90,040	90,040
Convertible note dated March 24, 2016 in the original principal amount of $40,000, maturing March 24, 2017, bearing interest at 5% per year, convertible into common stock at the lower of a 48% discount to the lowest trading price of the last 20 days before conversion and $0.00005 per share	—	40,000
Convertible note dated March 31, 2016 in the original principal amount of $71,861, maturing March 31, 2019, bearing interest at 10% per year, convertible into common stock at a rate of a 60% discount to the market price on the date of conversion	71,861	71,861
Total convertible notes payable	$871,350	$935,397

Less: current portion of convertible notes payable	(474,135)	(538,183)
Less: discount on noncurrent convertible notes payable	(359,824)	(371,687)
Long-term convertible notes payable, net of discount	$37,391	$25,527

Current portion of convertible notes payable	474,135	538,183
Discount on current convertible notes payable	(29,481)	(109,760)
Short-term convertible notes payable, net of discount	$444,654	$428,423

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Conversions to Common Stock

During six months ended March 31, 2017, the holders of the Convertible Note Payable dated December 31, 2014 elected to convert principal and accrued interest of $25,000 into 2,500,000 shares of common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

During six months ended March 31, 2017, the holders of the Convertible Note Payable dated March 24, 2016 elected to fully convert principal and accrued interest of $41,118 into 1,263,400 shares of common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Note 6. Related Party Transactions

The Company rents office space from David Summers, a significant shareholder of the Company, for $400 per month under a month to month lease. As of March 31, 2017, rent and other expense reimbursements in the amount of $3,350 was unpaid.

Alex Blankenship is paid $5,000 per month under her employment agreement with the Company. As of March 31, 2017, the Company owed Ms. Blankenship $55,315 for unpaid compensation.

As of March 31, 2017, the Company owed Sydney Jim, our former CEO, $31,730 for accrued but unpaid compensation.

Note 7. Stockholders’ Equity

Preferred Stock issued for cash

During the six months ended March 31, 2017, the Company issued 30,000 shares of Series B Preferred Stock to a third party and received cash proceeds of $30,000.

Common stock issued for services

During six months ended March 31, 2017, the Company issued 1,300,000 shares of common stock to two third-parties for services provided to the Company. The common stock was valued at $83,900 based on the market value of the stock on the date of issuance.

Common stock issued for conversion of convertible note payable

During six months ended March 31, 2017, the Company issued 3,763,400 shares of common stock upon the conversion of accrued interest of $66,118. No gain or loss was recognized on the transaction because it was transacted within the terms of the convertible note payable.

Note 8. Subsequent Events

On April 7, 2017, the Company issued 500,000 shares of common stock to Alex Blankeship for services performed for the Company.

On April 13, 2017, the Company entered into a convertible promissory note in the amount of $20,000. The Company received proceeds of $5,000 related to this note during the six months ended March 31, 2017. These proceeds were recorded as advances payable as of March 31, 2017. The remaining proceeds of $15,000 were received in April 2017. The note bears interest at 3% per year and is convertible into common stock of the Company at the rate of $0.01 per share. On April 27, 2017, the Company issued 1,000,000 shares of common stock to the lender as a result of the conversion of principal of $10,000.

On April 19, 2017, the Company issued 1,000,000 shares of common stock to a third party in partial conversion of the convertible note payable dated December 31, 2014.

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

Results of Operations

Six Months Ended March 31, 2017

General and administrative expense.  We recognized general and administrative expense of $356,702 for the six months ended March 31, 2017 primarily related to accrued compensation and stock-based compensation.

Interest expense.  We recognized interest expense of $156,114 for the six months ended March 31, 2017 primarily related to amortization of discounts on convertible notes payable.

Net loss.  We recognized a net loss of $512,816 for the six months ended March 31, 2017 as a result of general and administrative expense and interest expense discussed above.

Three Months Ended March 31, 2017

General and administrative expense.  We recognized general and administrative expense of $119,863 for the three months ended March 31, 2017 primarily related to accrued compensation and stock-based compensation.

Interest expense.  We recognized interest expense of $75,540 for the three months ended March 31, 2017 primarily related to amortization of discounts on convertible notes payable.

Net loss.  We recognized a net loss of $195,403 for the three months ended March 31, 2017 as a result of general and administrative expense and interest expense discussed above.

Liquidity and Capital Resources

At March 31, 2017, we had cash on hand of $7,529. The Company has negative working capital of $825,541. Net cash used in operating activities for the three months ended March 31, 2017 was $38,316. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

AngioSoma Inc.

Date: May 19, 2017	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director