Form 10-Q/A
period 2017-06-30
AngioSoma, Inc.
filed 2017-08-23
CIK 1502152

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 18, 2017.

Additionally, we corrected a typographical error in the CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME on page 6. Under the “2016” column heading, the line item “Comprehensive loss” was incorrectly stated as “(83,382)”. The value has been corrected to “(88,382)”.

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

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND

FOR THE PERIOD FROM INCEPTION (APRIL 29, 2016) THROUGH JUNE 30, 2016

(UNAUDITED)

	Nine Months Ended June 30, 2017	Period from Inception through June 30, 2016
NET LOSS	$(695,468)		$(83,918)

Change in fair value of available-for-sale securities	970		(4,464)

Comprehensive loss	$(694,498)	$	(88,382)

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (4)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (4)
101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (4) (5)

__________

(1)	Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2015.
(2)	Incorporated by reference to our Form 10-K/A Amendment No. 1 for the year ended September 30, 2015 filed on January 22, 2016.
(3)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(4)	Filed or furnished herewith.
(5)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AngioSoma Inc.

Date: August 21 , 2017	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director