Form 10-K
period 2017-09-30
AngioSoma, Inc.
filed 2018-01-16
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

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

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check is smaller reporting company)		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2017 was $313,635.

There were 46,084,067 shares of the Registrant’s common stock outstanding as of January 10, 2018.

ANGIOSOMA, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “SOAN,” “our,” and “us” refers to AngioSoma, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

AngioSoma is a wellness company launching a line of nutraceutical supplements under our Soma NutraceuticalsTM identity as well as continuing to pursue the clinical stage pharmaceutical brand LiprostinTM focused on improving the effectiveness of current standard-of-care treatments, especially related to endovascular interventions in the treatment of peripheral artery disease (PAD).

Our lead pharmaceutical drug candidate is LiprostinTM for the treatment of peripheral artery disease, or PAD, which has completed FDA Phase I and three Phase II clinical trials. We are in discussions with several contract research organizations for completion of our FDA protocol for Phase III and submission of our new drug application for marketing in the US and its territories.

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

We underwent a change in management June 3, 2016. The new director and sole executive officer of the company, Alex Blankenship, had been responsible for healthcare. She was not previously an employee of or otherwise involved in the management of the company. Ms. Blankenship’s prior experience does not assure success in our business.

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

Since Ms. Blankenship is currently our only member of management and our CEO, if she were to die, become disabled, or leave our company, we would be forced to retain an individual to replace her. There is no assurance that we can find a suitable person to replace her if that becomes necessary. We have no “key man” life insurance at this time.

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

ITEM 2. PROPERTIES

We maintain our corporate offices at 2500 Wilcrest Drive, 3rd Floor, Houston, Texas 77042. Our telephone number is 832-781-8521.

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

	High	Low
Fiscal Year Ended September 30, 2017
Quarter ended September 30, 2017	$0.17	$0.03
Quarter ended June 30, 2017	$0.10	$0.01
Quarter ended March 31, 2017	$0.13	$0.04
Quarter ended December 31, 2016	$0.52	$0.07

Fiscal Year Ended September 30, 2016
Quarter ended September 30, 2016	$0.120	$0.071
Quarter ended June 30, 2016	$0.125	$0.075
Quarter ended March 31, 2016	$0.225	$0.080
Quarter ended December 31, 2015	$2.500	$0.010

Fiscal Year Ended September 30, 2015
Quarter ended September 30, 2015	$2.600	$0.460
Quarter ended June 30, 2015	$2.400	$0.400
Quarter ended March 31, 2015	$1.740	$1.200
Quarter ended December 31, 2014	$9.500	$1.700

Holders

As of the date of this filing, there were 24 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on January 10, 2018, as quoted by OTC Markets Group, Inc., was $0.025. There were 46,084,067 shares of common stock issued and outstanding as of January 10, 2018. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2017, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2017.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled as of September 30, 2017.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable.

Series E Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock has voting rights on the basis of two votes for every outstanding share of common stock meaning that the holders of the Series E Preferred Stock have 2/3 of the voting rights in the Company.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by during the quarter ended September 30, 2017 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
September 14, 2017	Common Stock	1,500,000	Conversion of convertible note in the amount of $15,000	Section 3(a)(9) of the Securities Act	Convertible at $0.01 per share
September 19, 2017	Common Stock	1,500,000	Conversion of convertible note in the amount of $15,000	Section 3(a)(9) of the Securities Act	Convertible at $0.01 per share
September 21, 2017	Common Stock	1,500,000	Conversion of convertible note in the amount of $15,000	Section 3(a)(9) of the Securities Act	Convertible at $0.01 per share

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

Results of Operations

We incurred general and administrative expenses of $460,909 during the year ended September 30, 2017 compared to $155,480 during the period from inception through September 30, 2016 related to the general operations of the Company. The increase is related to the current year including a full year of activity and an increase in the level of operations of the Company

During the period from inception through September 30, 2016, we recognized impairment of intellectual property of $2,990,535 and impairment of available-for-sale securities of $6,792. There were no such expenses recognized during the year ended September 30, 2017.

During the period from inception through September 30, 2016, we recognized loss on sale of discontinued operations of $209,324 and loss from discontinued operations of $2,594. There were no such expenses recognized during the year ended September 30, 2017.

During the year ended September 30, 2017, we recognized a loss on conversion of convertible notes payable in the amount of $539,810 as a result of conversions of convertible notes payable in amounts that were less than the conversion rates stated in the note documents.

We recognized interest expense of $635,685 for the year ended September 30, 2017 compared to $137,280 during the period from inception through September 30, 2016. The increase is related to the current year results including a full year of activity.

During the year ended September 30, 2017, we recognized a net loss of $1,679,789 compared to a loss of $3,502,005 during the period from inception through September 30, 2016. The decrease in the net loss was a result of the differences discussed above.

As of September 30, 2017, we had cash on hand of $14,100.

During the year ended September 30, 2017, we had net cash used in operating activities of $53,745.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2017. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2017, the Company had a net loss of $1,679,789 and generated negative cash flow from operating activities - continuing operations in the amount of $53,745. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AngioSoma, Inc.

Consolidated Financial Statements

September 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AngioSoma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AngioSoma, Inc. (the Company) as of September 30, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2017, and the related notes and schedule (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ M&K CPAS, PLLC

Houston, Texas

January 15, 2018

ANGIOSOMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,100	$5,845
Prepaid expenses	750	750
Total current assets	14,850	6,595

Available-for-sale securities	9,703	10,674
Intangible assets – intellectual property, net of impairment of $2,990,535	—	—

TOTAL ASSETS	$24,553	$17,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$137,123	$164,760
Accounts payable and accrued liabilities to related party	141,059	28,460
Advances payable	59,650	47,650
Convertible notes payable in default	—	278,609
Current portion of convertible notes payable, net of discount of $0 and $109,760, respectively	20,000	149,814
Current portion of accrued interest payable	147,023	62,786
Total current liabilities	504,855	732,079

Long-term note payable	68,793	68,793
Long-term convertible notes payable, net of discount of $0 and $371,687, respectively	—	25,527
Accrued interest payable	74,880	33,958
TOTAL LIABILITIES	648,528	860,357

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized; 45,584,067 shares and 33,520,667 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively	45,584	33,521
Preferred Stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 5,000,000 shares issued and outstanding at September 30, 2017 and September 30, 2016	2,990,535	2,990,535
Series B Preferred Stock, 30,000 shares issued and outstanding at September 30, 2017	30	—
Series D Preferred Stock, 509,988 shares issued and outstanding at September 30, 2017	510	—
Series E Preferred Stock, 1,000,000 shares issued and outstanding at September 30, 2017	1,000	1,000
Series F Preferred Stock, 471,975 shares issued and outstanding at September 30, 2017	472	—
Additional paid-in capital	1,520,658	(366,139)
Accumulated other comprehensive income	(970)	—
Accumulated deficit	(5,181,794)	(3,502,005)
Total stockholders’ deficit	(623,975)	(843,088)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,553	$17,269

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2017	Period from Inception (April 29, 2016) through September 30, 2016
REVENUE, net	$—	$—

OPERATING EXPENSES
General and administrative expenses	460,909	155,480
Total operating expenses	460,909	155,480

LOSS FROM OPERATIONS	(460,909)	(155,480)

OTHER INCOME (EXPENSE)
Other income	10,615	—
Impairment of intellectual property	—	(2,990,535)
Impairment of available-for-sale securities	—	(6,792)
Loss on sale of discontinued operations	—	(209,324)
Loss on conversion of debt	(593,810)	—
Interest expense	(635,685)	(137,280)

Net loss from continuing operations	(1,679,789)	(3,499,411)

Loss from discontinued operations	—	(2,594)

NET LOSS	$(1,679,789)	$(3,502,005)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.04)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	38,971,937	26,648,021

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM INCEPTION (APRIL 29, 2016) THROUGH SEPTEMBER 30, 2017

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)

BALANCE, April 29, 2016	10,022,543	$10,023	—	$—	—	$—	—	$—	1,000,000	$1,000	—	$—	$—	$—	$—	$11,023

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,502,005)	(3,502,005)
Common stock issued for conversion of convertible note payable	3,498,124	3,498	—	—	—	—	—	—	—	—	—	—	31,483	—	—	34,981
Common stock issued for reverse merger	20,000,000	20,000	—	—	—	—	—	—	—	—	—	—	(401,444)	—	—	(381,444)
Preferred stock issued for intellectual property	—	—	5,000,000	2,990,535	—	—	—	—	—	—	—	—	—	—	—	2,990,535
Imputed interest	—	—	—	—	—	—	—	—	—	—	—	—	3,822	—	—	3,822
BALANCE, September 30, 2016	33,520,667	$33,521	5,000,000	$2,990,535	—	$—	—	$—	1,000,000	$1,000	—	$—	$(366,139)	$—	$(3,502,005)	$(843,088)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,679,789)	(1,679,789)
Stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	199,870	—	—	199,870
Series B Preferred Stock issued for cash	—	—	—	—	30,000	30	—	—	—	—	—	—	29,970	—	—	30,000
Series D and F Stock issued for conversion of convertible notes payable	—	—	—	—	—	—	509,988	510	—	—	471,975	472	1,403,051	—	—	1,404,033
Common stock issued for conversion of convertible note payable	10,263,400	10,263	—	—	—	—	—	—	—	—	—	—	120,856	—	—	131,119
Common stock issued for services	1,800,000	1,800	—	—	—	—	—	—	—	—	—	—	106,050	—	—	107,850
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(970)	—	(970)
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	27,000	—	—	27,000
BALANCE, September 30, 2017	45,584,067	$45,584	5,000,000	$2,990,535	30,000	$30	509,988	$510	1,000,000	$1,000	471,975	$472	$1,520,658	$(970)	$(5,181,794)	$(623,975)

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2017	Period from Inception (April 29, 2016) through September 30, 2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,679,789)	$(3,502,005)
Less: loss on discontinued operations		2,594
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual properties	—	2,990,535
Impairment of available-for-sale securities	—	6,792
Loss on sale of discontinued operations	—	209,324
Legal expenses paid through issuance of convertible note payable	—	68,793
Loss on conversion of convertible notes payable	593,810	—
Stock compensation	307,717	—
Amortization of discount on convertible note payable	508,447	95,794
Imputed interest	—	3,822
Changes in operating assets and liabilities:
Accounts receivable	—	(2,681)
Prepaid expenses	—	500
Accounts payable and accrued liabilities	8,027	4,239
Accounts payable and accrued liabilities to related party	76,935	42,305
Accrued interest payable	131,108	41,486
Net cash used in operating activities - continuing operations	(53,745)	(38,502)
Net cash provided by operating activities - discontinued operations	—	8,506
NET CASH USED IN OPERATING ACTIVITIES	(53,745)	(29,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in reverse merger	—	5,691
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	5,691

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	12,000	30,150
Proceeds from convertible notes payable	20,000	—
Proceeds from sale of common stock	30,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,000	30,150

NET INCREASE (DECREASE) IN CASH	8,255	5,845

CASH, at the beginning of the period	5,845	—

CASH, at the end of the period	14,100	$5,845

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Series A Preferred Stock issued for intellectual property	$—	$2,990,535
Common stock issued for conversion of convertible note payable	$131,119	$34,981
Common stock issued for founders’ shares	$—	$20,000
Preferred stock issued for debt conversion	$810,227	$—
Change in fair value of available-for-sale securities	$971	$—
Beneficial conversion discount on convertible note payable	$27,000	$—

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the period from inception (April 29, 2016) through September 30, 2017, the Company had a net loss of $1,679,789. As of September 30, 2017, the Company had a working capital deficit of $490,005. The Company does not have a source of revenue and does not anticipate having one in the near future. Without additional capital, the Company will not be able to remain in business.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

The following table presents assets that were measured and recognized at fair value as of September 30, 2017 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Available for sale securities	$9,703	$—	$—	$9,703
Totals	$9,703	$—	$—	$9,703

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $14,100 and $5,845 as of September 30, 2017 and 2016, respectively. There were no cash equivalents as of September 30, 2017 and 2016.

Property and equipment

Property and equipment of the Company is stated at cost. In accordance with ASC Topic 360 Property, Plant and Equipment, expenditure for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives of the asset. There was no depreciation expense during the year ended September 30, 2017 and for the period from April 29, 2016 (date of inception) through September 30, 2016.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2017 and 2016.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2017.

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

Note 7. Related Party Transactions

During the period from inception (April 29, 2016) through September 30, 2016, Mr. Summers advanced $1,000 to the Company for working capital. The advance was non-interest bearing and payable on demand. During the same period, Mr. Summers paid $275 of expenses on behalf of the Company. As of September 30, 2017, the Company owed Mr. Summers a total of $24,013.

Alex Blankenship is paid $5,000 per month under her employment agreement with the Company. As of September 30, 2017, the Company owed Ms. Blankenship $85,315 for unpaid compensation.

During the year ended September 30, 2017, we issued 500,000 shares of common stock to Ms. Blankenship. The shares were valued at $23,950 based on the fair value of the shares on the date of issuance.

On June 18, 2016, David P. Summers, a significant shareholder and related party of the Company, contributed certain medical intellectual property to the Company in exchange for 5,000,000 shares of Series A Preferred Stock. The transaction was valued at $2,990,535 based upon the value of the Series A Preferred Stock as determined by a valuation expert.

As of September 30, 2017, the Company owed Sydney Jim, our former CEO, $31,731 for accrued but unpaid compensation.

Note 8. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2017 and September 30, 2016:

	2017	2016
Convertible note dated September 30, 2013 in the original principal amount of $528,434, matured September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	$—	$2,324
Convertible note dated June 30, 2014 payable in the original principal amount of $276,825, matured June 30, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.03 per share	—	276,285
Convertible note dated December 31, 2014 in the original principal amount of $118,620, maturing December 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	—	104,310
Convertible note dated March 31, 2015 in the original principal amount of $49,190, maturing March 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.005 per share	—	49,190
Convertible note dated June 30, 2015 in the original principal amount of $66,074, maturing June 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.53 per share	—	66,074
Convertible note dated September 30, 2015 in the original principal amount of $235,313, maturing September 30, 2018, bearing interest at 10% per year, convertible into common stock a rate of $0.75 per share	—	235,313
Convertible note dated December 31, 2015 in the original principal amount of $90,040, maturing December 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.08 per share	—	90,040
Convertible note dated March 24, 2016 in the original principal amount of $40,000, maturing March 24, 2017, bearing interest at 5% per year, convertible into common stock at the lower of a 48% discount to the lowest trading price of the last 20 days before conversion and $0.00005 per share	—	40,000
Convertible note dated March 31, 2016 in the original principal amount of $71,861, maturing March 31, 2019, bearing interest at 10% per year, convertible into common stock at a rate of a 60% discount to the market price on the date of conversion	—	71,861
Convertible note dated April 13, 2017 in the original principal amount of $20,000, maturing April 13, 2019, bearing interest at 8% per year, convertible into common stock at a rate of $0.01 per share	20,000	—
Total convertible notes payable	$20,000	$935,397

Less: current portion of convertible notes payable	—	(538,183)
Less: discount on noncurrent convertible notes payable	—	(371,687)
Long-term convertible notes payable, net of discount	$—	$25,527

Current portion of convertible notes payable	$20,000	$538,183
Discount on current convertible notes payable	—	(109,760)
Current convertible notes payable, net of discount	$20,000	$428,423

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

During the year ended September 30, 2017, the Company recognized interest expense of $132,526 and amortization of discount on convertible notes payable of $503,159. During the period ended September 30, 2016, the Company recognized interest expense of $47,998 on the convertible notes payable and amortization of discount on convertible notes payable of $95,794.

As discussed below, during the year ended September 30, 2017, all outstanding convertible notes payable (except for the $20,000 convertible note issued on April 13, 2017) were converted into preferred stock resulting in a loss on conversion of $593,810.

Conversions to Common Stock

During the year ended September 30, 2017, the holders of the convertible notes payable elected to convert principal and accrued interest of $131,119 into 10,263,400 shares of common stock.

During period from inception (April 29, 2016) through September 30, 2016, the holders of the Convertible Note Payable dated December 31, 2014 elected to convert principal and accrued interest of $34,981 into 3,498,124 shares of common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Conversions to Preferred Stock

During the year ended September 30, 2017, the holders of the convertible notes payable elected to convert all outstanding principal on convertible notes payable into 509,988 shares of Series D Preferred Stock and 471,975 shares of Series F Preferred Stock.

Advances

As of September 30, 2017 and 2016, the Company owed non-interest bearing advances of $59,650 and $47,650, respectively. During the period ended September 30, 2016, we recognized imputed interest on these advances of $3,822.

Note 9. Note Payable

The Company entered into a promissory note with its attorney to refinance accounts payable of $68,793 as of September 30, 2016 into a promissory note. The note can be issued up to the total principal amount of $100,000 and includes the prepayment of legal fees of $31,498 to be incurred during the period from October 1, 2016 through March 1, 2017. The note payable was recorded at $68,793 (the amount of refinanced accounts payable) as of September 30, 2017. There was no prepayment recognized as of September 30, 2017. The note bears interest at the prime rate and requires monthly payments of principal and interest of $10,000 beginning July 1, 2017, the maturity date. As of September 30, 2017, the note is classified in noncurrent liabilities on the balance sheet.

Note 10. Stockholders’ deficit

As of inception, the Company had authorized 480,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017, there were 45,584,067 shares of common stock, 5,000,000 shares of Series A Preferred Stock, 30,000 shares of Series B Preferred Stock, 509,988 shares of Series D Preferred Stock, 1,000,000 shares of Series E Preferred Stock and 471,975 shares of Series F Preferred Stock outstanding.

Founders’ Shares

On June 3, 2016, the Company issued a total of 20,000,000 shares to two shareholders (10,000,000 shares each) as a result of the reverse merger.

Imputed Interest

During the period ended September 30, 2016, the Company recognized imputed interest on non-interest bearing advances of $3,822.

Conversions to Common Stock

During the year ended September 30, 2017, the Company issued 10,263,400 shares of common stock as a result of conversions of the convertible notes payable in the amount of $131,119. During period from inception (April 29, 2016) through September 30, 2016, the Company issued 3,498,124 shares of common stock as a result of conversions of the Convertible Note Payable dated December 31, 2014 in the amount of $34,981.

Common stock issued for services

During the year ended September 30, 2017, the Company issued 1,300,000 shares of common stock to two third-parties for services provided to the Company. The common stock was valued at $83,900 based on the market value of the stock on the date of issuance.

During the year ended September 30, 2017, we issued 500,000 shares of common stock to Ms. Blankenship. The shares were valued at $23,950 based on the fair value of the shares on the date of issuance.

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

During the year ended September 30, 2017, we issued 30,000 shares of Series B Preferred Stock for cash proceeds of $30,000.

During the year ended September 30, 2017, the holders of the convertible notes payable elected to convert all outstanding principal on convertible notes payable into 509,988 shares of Series D Preferred Stock and 471,975 shares of Series F Preferred Stock.

Stock options issued for services

During the year ended September 30, 2017, the Company granted options to purchase 500,000 shares of common stock to two consultants to the Company. The options vested immediately, have a term of ten years and have an exercise price of $0.10 per share. The options were valued, using the Black-Scholes option pricing model, at $199,870 as of the grant date. The assumptions used in the Black-Scholes model were a market price of $0.40, expected volatility of 201%, annual dividend rate of 0.0% and a risk-free interest rate of 1.79%.

Beneficial conversion discount

During the year ended September 30, 2017, we recorded a beneficial conversion discount of $27,000 as a result of discounts on convertible notes payable issued during the period.

Note 11. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2017. The Company currently has net operating loss carryforwards aggregating $1,788,781 which expire in 2031. The deferred tax asset related to the net operating loss carryforwards has been fully reserved.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from April 29, 2016 (date of inception) through September 30, 2017 is the valuation allowance as follows.

Tax benefit at U.S. statutory rate	$455,343
Valuation allowance	(455,343)
Tax benefit, net	$—

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

Note 12. Available-for-Sale Securities

The Company owns a non-controlling interest in certain marketable equity securities. This investment is accounted for as available-for-sale. During the period ended September 30, 2016, the Company determined that the loss in value of the available-for-sale securities was considered other than temporary due to the significant amount of time that the market value had been below the cost basis of these securities. As a result, the loss of $6,792 was recognized as an impairment loss in the consolidated statement of operations. Available-for-sale securities is comprised of the following as of September 30, 2017:

Common stock of Biofuels Power Corp.	$35,000
Realized loss on available-for-sale securities	(24,327)
Unrealized loss on available-for-sale securities	(970)
Available-for-sale securities	$9,703

Note 13. Subsequent Events

On October 3, 2017, the holder of our Series B Preferred Stock elected to convert 30,000 shares of the preferred stock into 500,000 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officer and directors will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Alex Blankenship 2500 Wilcrest Drive, 3rd Floor Houston, TX 77042	54	Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Director

Robert Fryer	70	Director

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

Mr. Fryer earned a Bachelor of Business Administration degree with a major in accounting from the University of Houston in May 2006. After that date, he served in several accounting firms and independently as an accountant and auditor of numerous public and private companies.

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

Committees of the Board of Directors

Our sole independent director has established the Audit Committee.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our directors have not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our directors are not “audit committee financial experts” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Our Board of Directors is comprised of Ms. Blankenship who is involved in our day-to-day operations and Mr. Fryer. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

The table below summarizes all compensation awards paid to our named executive officer for all service rendered in all capacities to us for the fiscal periods ended September 30, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Blankenship	2017	$ —	—	$ 23,950	—	—	—	—	$ 23,950
CEO	2016	$ 3,000	—	—	—	—	—	—	$ 3,000

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Alex Blankenship	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the period ended September 30, 2017 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our directors and officer since our inception; accordingly, no stock options have been granted or exercised by our directors and officer since we were founded.

The following table sets forth certain information as of January 10, 2018, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Kenwood Capital LLC 14001 Walden Road, Suite 600 Montgomery, TX 77356	10,000,000	26%

David P. Summers 14001 Walden Road, Suite 600 Montgomery, TX 77356	10,000,000	26%

Eaton Central America, Inc. San Francisco, 65 East Street, House No 35 Panama City, Republic of Panama	7,295,283	19%

Alex Blankenship (1)	500,000	1%

Robert Fryer	—	0%

All directors and executive officers as a group (2) persons.	500,000	1%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended September 30, 2017 and 2016:

	2017	2016
Audit Fees	$26,750	$26,750

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$26,750	$26,750

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

AngioSoma, Inc.

Date: January 16, 2018	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Director

Date: January 16, 2018	BY: /s/ Robert Fryer
Robert Fryer
Director