Form 10-Q
period 2017-12-31
AngioSoma, Inc.
filed 2018-02-15
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2018, 52,084,067 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to AngioSoma Inc., a Nevada corporation and its subsidiaries unless the context specifically indicates otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2017 and SEPTEMBER 30, 2017

(UNAUDITED)

	December 31, 2017	September 30, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$65,253	$14,100
Prepaid expenses	750	750
Total current assets	66,003	14,850

Available for sale securities, at market value	11,644	9,703
Intellectual property, net of impairment of $2,990,535	—	—

TOTAL ASSETS	$77,647	$24,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$148,276	$137,123
Accounts payable to related party	248,063	141,059
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $3,000 and $0, respectively	85,000	20,000
Current portion of accrued interest payable	147,470	147,023
Total current liabilities	688,459	504,855

Accrued interest payable	72,329	74,880
Note payable	68,793	68,793
TOTAL LIABILITIES	829,581	648,528

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 52,084,067 and 45,584,067 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	52,084	45,584
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 5,000,000 shares issued and outstanding at December 31, 2017 and September 30, 2017	2,990,535	2,990,535
Series B Preferred Stock, $0.001 par value; 30,000 shares issued and outstanding at December 31, 2017 and September 30, 2017	—	30
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at December 31, 2017 and September 30, 2017	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at December 31, 2017 and September 30, 2017	1,000	1,000
Series F Preferred Stock; $0.001 par value; 471,975 shares issued and outstanding at December 31, 2017 and September 30, 2017	472	472
Additional paid-in capital	1,849,638	1,520,658
Accumulated other comprehensive income	971	(970)
Accumulated deficit	(5,647,144)	(5,181,794)
Total stockholders’ deficit	(751,934)	(623,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,647	$24,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	128,695	236,838
Total operating expenses	(128,695)	(236,838)

LOSS FROM OPERATIONS	(128,695)	(236,838)

OTHER INCOME (EXPENSE)
Loss on conversion	(335,450)	—
Interest expense	(1,205)	(80,576)

NET LOSS	$(465,350)	$(317,414)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	51,356,893	36,241,378

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
NET LOSS	$(465,350)	$(317,414)

Change in fair value of available-for-sale securities	1,941	2,911

Comprehensive loss	$(463,409)	$(314,503)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)

BALANCE, September 30, 2017	45,584,067	$45,584	5,000,000	$2,990,535	30,000	$30	509,988	$510	1,000,000	$1,000	471,975	$472	$1,520,658	$(970)	$(5,181,794)	$(623,975)

Common stock issued for conversion of convertible notes	6,000,000	6,000	—	—	—	—	—	—	—	—	—	—	(6,000)	—	—	—
Common stock issued for conversion of Series B Preferred Stock	500,000	500	—	—	(30,000)	(30)	—	—	—	—	—	—	6,780	—	—	7,250
Loss on conversion of debt	—	—	—	—	—	—	—	—	—	—	—	—	328,200	—	—	328,200
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(465,350)	(465,350)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	1,941	—	1,941
BALANCE, September 30, 2017	52,084,067	$52,084	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	471,975	$472	$1,849,638	$971	$(5,647,144)	$(751,934)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(465,350)	$(317,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	—	199,870
Amortization of discount on convertible note payable	—	46,302
Loss on conversion	335,450	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,916	17,030
Accounts payable to related party	110,314	—
Accrued interest payable	1,823	31,260
NET CASH USED IN OPERATING ACTIVITIES	(13,847)	(22,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	—	5,000
Proceeds from convertible notes payable	65,000	—
Proceeds from sale of Series B Preferred Stock	—	12,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,000	17,500

NET INCREASE IN CASH	51,153	(5,452)

CASH, at the beginning of the period	14,100	5,845

CASH, at the end of the period	$65,253	$393

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Debt converted to common stock	$6,000	$66,118
Preferred stock converted to common stock	$500	$—
Change in fair value of available-for-sale securities	$1,940	$2,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2017, the Company had a net loss of $465,350 and negative cash flow from operating activities of $13,847. As of December 31, 2017, the Company had negative working capital of $622,456. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The results of operations for the nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of December 31, 2017 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total	Gain (Loss)
Available for sale securities	$11,644	$—	$—	$11,644	$1,941
Totals	$11,644	$—	$—	$11,644	$1,941

The following table presents assets that were measured and recognized at fair value as of September 30, 2017 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Available for sale securities	$9,703	$—	$—	$9,703
Totals	$9,703	$—	$—	$9,703

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of December 31, 2017.

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

Note 4. Advances

As of December 31, 2017 and September 30, 2017, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share	$20,000	$20,000
Convertible note dated December 11, 2017 in the original principal amount of $68,000, maturing September 20, 2018, bearing interest at 12% per year, convertible beginning June 11, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion	68,000	—
Total current convertible notes payable	88,000	20,000

Less: discount on convertible notes payable	(3,000)	—
Total convertible notes payable, net of discount	$85,000	$20,000

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Conversions to Common Stock

During three months ended December 31, 2017, the holders of the Convertible Note Payable dated June 30, 2015 elected to convert principal of $0 into 6,000,000 shares of common stock. A loss of $328,200 was recognized on the conversions as they occurred after all debt had been fully converted as of September 30, 2017. This is recorded under additional paid in capital.

Note 6. Related Party Transactions

David Summers, a significant shareholder of the Company, provides consulting services to the Company related to the development of our products. In addition, the Company rents office space from Mr. Summers for $400 per month under a month to month lease. As of December 31, 2017, services, rent and other expense reimbursements in the amount of $112,804 was unpaid.

Alex Blankenship is paid $5,000 per month under her employment agreement with the Company. As of December 31, 2017, the Company owed Ms. Blankenship $100,438 for unpaid compensation.

As of December 31, 2017, the Company owed Sydney Jim, our former CEO, $34,821 for accrued but unpaid compensation.

Note 7. Stockholders’ Equity

Common Stock issued for conversion of Series B Preferred Stock

During the three months ended December 31, 2017, the Company issued 2,400,000 shares of common stock upon conversion of the Series B Preferred Stock. A loss of $7,250 was recognized and is recorded in Additional paid-in capital on the consolidated balance sheet.

Common stock issued for conversion of convertible note payable

During three months ended December 31, 2017, the Company issued 6,000,000 shares of common stock upon the conversion of principal of $0. A loss of $328,200 was recognized on the transaction because it occurred after all debt had been fully converted as of September 30, 2017. This is recorded under additional paid-in capital.

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

Results of Operations

Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

General and administrative expense.  We recognized general and administrative expense of $128,695 for the three months ended December 31, 2017 compared to $236,838 for the comparable period of 2016. The decrease in general and administrative expense was related to a decrease in spending as a result of having less available cash.

We recognized a loss on conversions of debt and preferred stock into common stock of $335,450 for the three months ended December 31, 2017, as compared to $0 in 2016.

Interest expense.  We recognized interest expense of $1,205 for the three months ended December 31, 2017 compared to $80,576 for the comparable period of 2016. The decrease was primarily related to most convertible notes being converted into preferred and common stock during the year ended September 30, 2017.

Net loss.  We recognized a net loss of $465,350 for the three months ended December 31, 2017 and $317,414 for the three months ended December 31, 2016. The increase was a result of the loss on conversion of debt and preferred stock discussed in note 7.

Liquidity and Capital Resources

At December 31, 2017, we had cash on hand of $65,253. The Company has negative working capital of $622,456. Net cash used in operating activities for the three months ended December 31, 2017 was $13,847. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended December 31, 2017 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
October 2, 2017	Common Stock	1,800,000	Conversion of convertible note payable	Section 3(a)(9) of the Securities Act	Convertible at $0.01 per share
October 3, 2017	Common Stock	1,800,000	Conversion of convertible note payable	Section 3(a)(9) of the Securities Act	Convertible at $0.01 per share
October 23, 2017	Common Stock	2,400,000	Conversion of convertible note payable	Section 3(a)(9) of the Securities Act	Convertible at $0.01 per share
December 14, 2017	Common Stock	500,000	Conversion of Series B preferred stock	Section 3(a)(9) of the Securities Act	Convertible at $0.01 per share

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

AngioSoma Inc.

Date: February 15, 2018	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director