Form 10-Q
period 2018-06-30
AngioSoma, Inc.
filed 2018-08-01
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2018, 63,003,596 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 and SEPTEMBER 30, 2017

(UNAUDITED)

	JUNE 30,	September 30,
	2018	2017
CURRENT ASSETS
Cash and cash equivalents	$112,304	$14,100
Prepaid expenses	-	750
Inventory	4,140	-
Total current assets	116,444	14,850

Plant, property, and equipment, net of accumulated depreciation of $0	1,412	-
Available for sale securities, at market value	13,585	9,703
Intellectual property, net of impairment of $2,990,535	-	-

TOTAL ASSETS	$131,441	$24,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$143,938	$137,123
Accounts payable to related party	271,167	141,059
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $40,265 and $0, respectively	130,735	20,000
Current portion of accrued interest payable	226,557	147,023

Total current liabilities	832,047	504,855

Accrued interest payable	-	74,880
Note payable	68,793	68,793

TOTAL LIABILITIES	900,840	648,528

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 60,627,506 and 45,584,067 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	60,627	45,584
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 5,000,000 shares issued and outstanding at June 30, 2018 and September 30, 2017	2,990,535	2,990,535
Series B Preferred Stock, $0.001 par value; 0 and 30,000 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	-	30
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at June 30, 2018 and September 30, 2017	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at June 30, 2018 and September 30, 2017	1,000	1,000
Series F Preferred Stock; $0.001 par value; 446,975 and 471,975 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	447	472
Additional paid-in capital	1,952,911	1,520,658
Accumulated other comprehensive income	2,912	(970)
Accumulated deficit	(5,778,341)	(5,181,794)

TOTAL STOCKHOLDERS’ DEFICIT	(769,399)	(623,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$131,441	$24,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

REVENUE	$242	-	$242	-
Cost of goods sold	170	-	170	-
Gross Profit	72	-	72	-

OPERATING EXPENSES
General and administrative expenses	69,792	79,188	240,211	435,890
Total operating expenses	69,792	79,188	240,211	435,890

LOSS FROM OPERATIONS	(69,720)	(79,188)	(240,139)	(435,890)

OTHER INCOME (EXPENSE)
Oil lease income	-	-	5,531	-
Loss on conversion of preferred stock	-	-	(7,250)	-
Loss on conversion of debt	(8,046)	-	(336,246)	-
Interest expense	(13,219)	(103,464)	(18,443)	(259,578)

NET LOSS	$(90,985)	$(182,652)	$(596,547)	$(695,468)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	54,967,173	40,673,078	53,450,230	38,062,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

NET LOSS	$(90,985)	$(182,652)	$(596,547)	$(695,468)

Change in fair value of AFS securities	$-	$970	3,882	970

COMPREHENSIVE LOSS	$(90,985)	$(181,682)	$(592,665)	$(694,498)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

														Accumulated
			Series A		Series B		Series D		Series E		Series F		Additional	Other		Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Comprehensive	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)

Balance, September 30, 2017	45,584,067	$45,584	5,000,000	$2,990,535	30,000	$30	509,888	$510	1,000,000	$1,000	471,975	$472	$1,520,658	$(970)	$(5,181,794)	$(623,975)

Common stock issued for conversion of convertible note payable	12,043,439	12,043	-	-	-	-	-	-	-	-	-	-	40,957	-	-	53,000
Common stock issued for conversion of Series B Preferred Stock	500,000	500	-	-	(30,000)	(30)	-	-	-	-	-	-	6,780	-	-	7,250
Loss on conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	336,246	-		336,246
Common stock issued for conversion of Series F Preferred Stock	2,500,000	2,500	-	-	-	-	-	-	-	-	(25,000)	(25)	(2,475)	-	-	-
Discount on convertible note payable	-	-	-	-	-	-	-	-	-	-	-	-	50,745	-	-	50,745
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		-	(596,547)	(596,547)
Unrealized gain on AFS securities	-	-	-	-	-	-	-	-	-	-	-	-	-	3,882	-	3,882
Balance, June 30, 2018	60,627,506	$60,627	5,000,000	$2,990,535	-	$-	509,888	$510	1,000,000	$1,000	446,975	$447	$1,952,911	$2,912	$(5,778,341)	$(769,399)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	Nine Months Ended
	June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(596,547)	(695,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	307,720
Amortization of discount on convertible note payable	10,480	159,894
Loss on conversion of preferred stock	7,250	-
Loss on conversion of debt	336,246	-
Changes in operating assets and liabilities
Inventory	(4,140)	-
Prepaid expenses	750	-
Accounts payable and accrued liabilities	6,815	11,278
Accounts payable to related party	133,108	61,935
Accrued interest payable	4,654	98,091
NET CASH USED IN OPERATING ACTIVITIES	(101,384)	(56,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire property and equipment	(1,412)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,412)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	-	5,000
Proceeds from convertible notes payable	201,000	27,000
Proceeds from sale of Series B Preferred Stock	-	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	201,000	62,000

NET INCREASE IN CASH	98,204	5,450

Cash at beginning of period	14,100	5,845

Cash at end of period	$112,304	$11,295

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Noncash investing and financing transactions:
Conversion of convertible notes payable into common stock	$53,000	$86,118
Change in fair value of available-for-sale securities	$3,882	$970
Preferred stock converted to common stock	$3,000	$-
Discount issued on convertible debt	$50,745	$27,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended June 30, 2018, the Company had a net loss of $596,547 and negative cash flow from operating activities of $101,384. As of June 30, 2018, the Company had negative working capital of $715,603. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The results of operations for the nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of June 30, 2018 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total	Gain (Loss)
Available for sale securities	$13,585	$—	$—	$13,585	$3,882
Totals	$13,585	$—	$—	$13,585	$3,882

The following table presents assets that were measured and recognized at fair value as of September 30, 2017 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total	Gain (Loss)
Available for sale securities	$9,703	$—	$—	$9,703	$(970)
Totals	$9,703	$—	$—	$9,703	$(22,250)

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of June 30, 2018.

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

Note 4. Advances

As of June 30, 2018 and September 30, 2017, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share	$20,000	$20,000
Convertible note dated December 11, 2017 in the original principal amount of $68,000, maturing September 20, 2018, bearing interest at 12% per year, convertible beginning June 11, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. During the three months ended June 30, 2018, principal in the amount of $53,000 was converted to 6,043,439 shares of common stock.	15,000	-
Convertible note dated February 14, 2018 in the original principal amount of $35,000, maturing November 30, 2018, bearing interest at 12% per year, convertible beginning August 13, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion	35,000	-
Convertible note dated May 14, 2018 in the original principal amount of $58,000, maturing February 28, 2019, bearing interest at 12% per year, convertible beginning November 14, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion	58,000	-
Convertible note dated June 25, 2018 in the original principal amount of $43,000, maturing April 15, 2019, bearing interest at 12% per year, convertible beginning December 25, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion	43,000	-
Total current convertible notes payable	171,000	20,000

Less: discount on convertible notes payable	(40,265)	—
Total convertible notes payable, net of discount	$130,735	$20,000

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

As of June 30, 2018 and September 30, 2017, accrued interest on notes payable was $226,557 and $160,255, respectively.

During the nine months ended June 30, 2018 and 2017, interest expense on the notes payable was $7,963 and $97,590, respectively.

Conversions of Notes Payable to Common Stock

During the nine months ended June 30, 2018, the holders of the Convertible Note Payable dated June 30, 2015 elected to convert principal of $0 into 6,000,000 shares of common stock. A loss of $328,200 was recognized on the conversions as they occurred after all debt had been fully converted as of September 30, 2017. This is recorded under additional paid in capital.

Also during the nine months ended June 30, 2018, the holders of the Convertible Note Payable dated December 11, 2017, elected to convert principal of $53,000 into 6,043,439 shares of common stock. The Company recorded a loss of $8,046 on this transaction.

Note 6. Note Payable

The Company entered into a promissory note with its attorney to refinance accounts payable of $68,793 as of September 30, 2016 into a promissory note. The note can be issued up to the total principal amount of $100,000 and includes the prepayment of legal fees of $31,498 to be incurred during the period from October 1, 2016 through March 1, 2017. The note payable was recorded at $68,793 (the amount of refinanced accounts payable) as of June 30, 2018. There was no prepayment recognized as of June 30, 2018. The note bears interest at the prime rate and requires monthly payments of principal and interest of $10,000 beginning July 1, 2017, the maturity date. As of June 30, 2018, the note is classified in noncurrent liabilities on the balance sheet. No payments have been made to date on this note.

Note 7. Related Party Transactions

David Summers, a significant shareholder of the Company, provides consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As of June 30, 2018, services, rent and other expense reimbursements in the amount of $112,804 was unpaid.

Alex Blankenship is paid $5,000 per month under her employment agreement with the Company. As of June 30, 2018, the Company owed Ms. Blankenship $120,233 for unpaid compensation.

As of June 30, 2018, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

Note 8. Stockholders’ Equity

Common Stock issued for conversion of Series B Preferred Stock

During the nine months ended June 30, 2018, the Company issued 2,400,000 shares of common stock upon conversion of the Series B Preferred Stock. A loss of $7,250 was recognized and is recorded in Additional paid-in capital on the consolidated balance sheet.

During the nine months ended June 30, 2018, the Company issued 2,500,000 shares of common stock upon conversion of 25,000 shares of Series F Preferred Stock. There was no gain or loss recognized on this transaction.

Common stock issued for conversion of convertible note payable

During nine months ended June, 2018, the Company issued 6,000,000 shares of common stock upon the conversion of principal of $0. A loss of $328,200 was recognized on the transaction because it occurred after all debt had been fully converted as of September 30, 2017. This is recorded under additional paid-in capital.

During nine months ended June, 2018, the Company issued 6,043,439 shares of common stock upon the conversion of principal of $53,000. The Company recorded a loss in the amount of $8,046 on this transaction.

Note 9.  Subsequent Events

On July 3, 2018, the Company issued 2,376,090 shares of common stock for the conversion of notes payable in the principal amount of $15,000 and accrued interest in the amount of $4,080.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue.  We had revenue of $242 for the three months ended June 30, 2018, compared to $0 for the three months ended June 30, 2017. Revenue consisted of the sale of nutriceuticals.

Cost of goods sold.  We had cost of goods sold of $170 for the three months ended June 30, 2018, compared to $0 for the three months ended June 30, 2017. The increase was due to the increase in sales.

General and administrative expense.  We recognized general and administrative expense of $69,792 for the three months ended June 30, 2018 compared to $79,188 for the comparable period of 2017. The decrease in general and administrative expense was related to a decrease in consulting fees during the period.

Loss on conversion of debt.  We recognized a loss on the conversion of debt in the amount of $8,046 during the three months ended June 30, 2018; there was no comparable transaction during the prior period.

Interest expense.  We recognized interest expense of $13,219 for the three months ended June 30, 2018 compared to $103,464 for the comparable period of 2017. The decrease was primarily related to most convertible notes being converted into preferred and common stock during the year ended September 30, 2017.

Net loss.  For the reasons above, we recognized a net loss of $90,985 for the three months ended June 30, 2018 compared to $182,652 for the three months ended June 30, 2017.

Nine Months Ended June 30, 2018 Compared to the Nine Months Ended June 30, 2017

Revenue.  We had revenue of $242 for the nine months ended June 30, 2018, compared to $0 for the nine months ended June 30, 2017. Revenue consisted of the sale of nutriceuticals.

Cost of goods sold.  We had cost of goods sold of $170 for the nine months ended June 30, 2018, compared to $0 for the nine months ended June 30, 2017. The increase was due to the increase in sales.

General and administrative expense.  We recognized general and administrative expense of $240,211 for the nine months ended June 30, 2018 compared to $435,890 for the comparable period of 2017. The decrease in general and administrative expense was related to a decrease in consulting fees.

Oil lease income.  We recognized other income of $5,531 related to an oil lease for the nine months ended June 30, 2018 compared to $0 for the comparable period of 2017.

Loss on conversion of preferred stock.  We recognized loss on the conversion of preferred stock in the amount of $7,250 for the nine months ended June 30, 2018 compared to $0 for the comparable period of 2017.

Loss on conversion of debt.  We recognized loss on the conversion of debt in the amount of $336,246 for the nine months ended June 30, 2018 compared to $0 for the comparable period of 2017.

Interest expense.  We recognized interest expense of $18,443 for the nine months ended June 30, 2018 compared to $259,578 for the comparable period of 2017. The decrease was primarily related to most convertible notes being converted into preferred and common stock during the year ended September 30, 2017.

Net loss.  For the reasons above, we recognized a net loss of $596,547 for the nine months ended June 30, 2018 and $695,468 for the nine months ended June 30, 2017. The increase in our net loss was a result of the loss on conversion of debt during the nine months ended June 30, 2018 discussed in note 5.

Liquidity and Capital Resources

At June 30, 2018, we had cash on hand of $112,304. The Company has negative working capital of $715,603. Net cash used in operating activities for the nine months ended June 30, 2018 was $101,384. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended June 30, 2018 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
June 18, 2018	Common Stock	1,428,571	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0105 per share
June 20, 2018	Common Stock	1,123,596	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0089 per share
June 26, 2018	Common Stock	1,620,948	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0080 per share
June 28, 2018	Common Stock	1,870,324	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0080 per share

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

AngioSoma Inc.

Date: August 1, 2018	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director