Form 10-K
period 2018-09-30
AngioSoma, Inc.
filed 2019-01-03
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check is smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2018 was $401,832.

There were 85,088,853 shares of the Registrant’s common stock outstanding as of December 31, 2018.

ANGIOSOMA, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “SOAN,” “our,” and “us” refers to AngioSoma, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

AngioSoma is a wellness company marketing a line of nutraceutical supplements under our SomaCeuticalsTM identity as well as continuing to pursue the clinical stage pharmaceutical drug LiprostinTM focused on improving the effectiveness of current standard-of-care treatments, especially related to endovascular interventions in the treatment of peripheral artery disease (PAD).

We acquired all intellectual property rights to LiprostinTM, and were issued a patent for a controlled drug delivery system. It uses the generic drug, AlprostadilTM, combined with Prostaglandin E1which effectively treats Peripheral Artery Disease or PAD. There is significant opportunity with 8 million US diagnosed cases of PAD costing $212 - $389 billion annually. PAD costs exceed diabetes, coronary artery disease and cancers. It is reported that 60% to 70% of diabetics contract peripheral artery disease, often resulting in amputation as treatment. LiprostinTM has a significant history but of greatest interest was the clinical data treating diabetic ulcers. We are in discussions with several contract research organizations for completion of our FDA protocol for Phase III and submission of our new drug application for marketing in the US and its territories.

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

David Summers, a significant shareholder of the Company, previously provided consulting services to the Company related to the development of our products.  Effective June 18, 2018, the Company dissolved all relationships with Mr. Summers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable to emerging growth companies.

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

	High	Low
Fiscal Year Ended September 30, 2018
Quarter ended September 30, 2018	$0.04	$0.01
Quarter ended June 30, 2018	$0.05	$0.01
Quarter ended March 31, 2018	$0.03	$0.02
Quarter ended December 31, 2017	$0.08	$0.02

Fiscal Year Ended September 30, 2017
Quarter ended September 30, 2017	$0.17	$0.03
Quarter ended June 30, 2017	$0.10	$0.01
Quarter ended March 31, 2017	$0.13	$0.04
Quarter ended December 31, 2016	$0.52	$0.07

Holders

As of the date of this filing, there were 27 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on December 31, 2018, as quoted by OTC Markets Group, Inc., was $0.032. There were 85,088,853 shares of common stock issued and outstanding as of December 31, 2018. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2018, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2018.

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

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. No shares of Series B Preferred Stock are issued or outstanding.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by during the quarter ended September 30, 2018 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 3, 2018	Common Stock	2,376,090	Conversion of convertible note in the amount of $15,000 and accrued interest in the amount of $4,080	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest trading prices of the Company's common stock for the 15 trading days prior to the conversion date.
August 16, 2018	Common Stock	2,205,882	Conversion of convertible note in the amount of $15,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest trading prices of the Company's common stock for the 15 trading days prior to the conversion date.
August 21, 2018	Common Stock	1,764,706	Conversion of convertible note in the amount of $12,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest trading prices of the Company's common stock for the 15 trading days prior to the conversion date.
August 30, 2018	Common Stock	2,348,837	Conversion of convertible note in the amount of $8,000 and accrued interest in the amount of $2,100	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest trading prices of the Company's common stock for the 15 trading days prior to the conversion date

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to emerging growth companies.

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

Results of Operations

Revenue

Revenue for the year ended September 30, 2018 was $890 compared to revenue of $0 during the year ended September 30, 2017. We began the implementation of our business plan during the current year. We expect our revenue to increase in the coming year as we continue to ramp up our operations.

Cost of Goods Sold

Cost of goods sold was $207 during the year ended September 30, 2018, compared to $0 during the prior year. The reason for the increase was an increase in sales during the current year.

Sales, General, and Administrative Expenses

We incurred sales, general and administrative expenses of $351,735 during the year ended September 30, 2018 compared to $460,909 during the year ended September 30, 2017, a decrease of $109,174 or approximately 24%. The decrease was due to a decrease in non-cash compensation during the current year. We expect our sales, general, and administrative expenses to increase in the coming year as we implement our business plan.

Other Income

Other income was $5,531 for the year ended September 30, 2018, compared to $10,615 for the year ended September 30, 2017, a decrease of $5,084 or approximately 48%. Other income is related to an oil lease; the Company no longer owns this oil lease.

Loss on Conversion of Preferred Stock

We recognized loss on the conversion of preferred stock in the amount of $7,250 for the year ended September 30, 2018 compared to $0 for the comparable period of 2017.

Loss on Conversion of Debt

We recognized loss on the conversion of debt in the amount of $360,480 for the year ended September 30, 2018 compared to $593,810 for the comparable period of 2017.

Interest Expense

We recognized interest expense in the amount of $103,490 for the year ended September 30, 2018, a decrease of $532,195 or approximately 84% compared to interest expense of $635,685 during the prior year. The decrease is primarily due to a decrease in the amount of discount on convertible note payable amortized to interest expense.

Net Loss

For the reasons above, our net loss for the year ended September 30, 2018 was $816,741, a decrease of $863,048 or approximately 51% compared to a net loss of $1,679,789 for the year ended September 30, 2017.

Other Comprehensive Income

The Company had other comprehensive income of $1,941 for the twelve months ended September 30, 2018, an increase of $2,911 compared to other comprehensive loss of $971 during the prior period. Other comprehensive income consists of the change in market value of the stock of our investment in AFS Securities.

Liquidity and Capital Resources

At September 30, 2018, we had cash of $91,597, and a working capital deficit in the amount of $883,669. During the year ended September 30, 2018, we had cash used in operating activities of $180,091, consisting of our net loss of $816,741, partially offset by depreciation of $118, amortization of discount on notes payable of $83,597, loss on conversion of notes payable of $360,480, and loss on conversion of preferred stock in the amount of $7,250. We have an accumulated deficit at September 30, 2018 in the amount of $5,998,535. Our cash position also increased by a net change in the components of working capital in the amount of $182,205 during the period. We used cash in the amount of $1,412 for the acquisition of equipment during the year ended September 30, 2018, and generated cash flows from financing activities in the amount of $259,000 from the issuance of convertible notes payable.

We had no material commitments for capital expenditures as of September 30, 2018. However, should we execute our business plan as anticipated, we will incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Going concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2018, the Company had a net loss of $816,741 and generated negative cash flow from operating activities - continuing operations in the amount of $180,091. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AngioSoma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Angiosoma, Inc. (the Company) as of September 30, 2018 and 2017, and the related statements of income, other comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2012.

Houston, TX

January 2, 2019

ANGIOSOMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2018	2017
CURRENT ASSETS
Cash and cash equivalents	$91,597	$14,100
Prepaid expenses	-	750
Other current assets	16,395	-
Inventory	3,815	-
Total current assets	111,807	14,850

Available for sale securities, at market value	11,644	9,703
Intellectual property, net of impairment of $2,990,535	-	-

Fixed assets, net	1,294	-

TOTAL ASSETS	$124,745	$24,553

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$136,867	$137,123
Accounts payable to related party	281,372	141,059
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $8,720 and $0, respectively	185,280	20,000
Note payable, default	100,000	68,793
Current portion of accrued interest payable	232,307	147,023
Total current liabilities	995,476	573,648

Accrued interest payable	-	74,880
TOTAL LIABILITIES	995,476	648,528

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 69,323,021 and 45,584,067 shares issued and outstanding at September 30, 2018 and 2017, respectively	69,323	45,584
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 5,000,000 shares issued and outstanding at June 30, 2018 and 2017, respectively	2,990,535	2,990,535
Series B Preferred Stock, $0.001 par value; 0 and 30,000 shares issued and outstanding at September 30, 2018 and 2017, respectively	-	30
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at September 30, 2018 and 2017, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at September 30, 2018 and 2017, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 471,975 and 446,975 shares issued and outstanding at September 30, 2018 and 2017, respectively	447	472
Additional paid-in capital	2,065,018	1,520,658
Accumulated other comprehensive income	971	(970)
Accumulated deficit	(5,998,535)	(5,181,794)

TOTAL STOCKHOLDERS' DEFICIT	(870,731)	(623,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$124,745	$24,553

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	September 30,
	2018	2017

REVENUE	$890	$-
Cost of goods sold	207	-
	683	-
OPERATING EXPENSES
General and administrative expenses	351,735	460,909
Total operating expenses	351,735	460,909

LOSS FROM OPERATIONS	(351,052)	(460,909)

OTHER INCOME (EXPENSE)
Other income	5,531	10,615
Loss on conversion of preferred stock	(7,250)	-
Loss on conversion of debt	(360,480)	(593,810)
Interest expense	(103,490)	(635,685)

NET LOSS	$(816,741)	$(1,679,789)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	56,513,762	38,971,937

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Twelve Months Ended September 30,
	2018	2017

NET LOSS	$(816,741)	$(1,679,789)

Change in fair value of AFS securities	$1,941	$(970)

COMPREHENSIVE LOSS	$(814,800)	$(1,680,759)

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

														Accumulated
	Common stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional paid-in	Other Comprehensive	Accumulated	Total Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)
Balance, September 30, 2016	33,520,667	33,521	5,000,000	2,990,535	-	-	-	-	1,000,000	1,000	-	-	(366,139)	-	(3,502,005)	(843,088)

Stock compensation	-	-	-	-	-	-	-	-	-	-	-	-	199,870	-	-	199,870
Series B Preferred Stock issue for cash	-	-	-	-	30,000	30	-	-	-	-	-	-	29,970	-	-	30,000
Series D and F Preferred Stock issued for conversion of convertible notes payable	-	-	-	-	-	-	509,988	510	-	-	471,975	472	1,403,051	-	-	1,404,033
Common stock issued for conversion of convertible note payable	10,263,400	10,263	-	-	-	-	-	-	-	-	-	-	120,856	-	-	131,119
Common stock issued for services	1,800,000	1,800	-	-	-	-	-	-	-	-	-	-	106,050	-	-	107,850
Beneficial conversion discount on convertible notes payable	-	-	-	-	-	-	-	-	-	-	-	-	27,000	-	-	27,000
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(970)	-	(970)
Net loss for the year ended September 30, 2017	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,679,789)	(1,679,789)
Balance, September 30, 2017	45,584,067	45,584	5,000,000	2,990,535	30,000	30	509,988	510	1,000,000	1,000	471,975	472	1,520,658	(970)	(5,181,794)	(623,975)

Conversion of Series B Preferred stock to common stock	500,000	500	-	-	(30,000)	(30)	-	-	-	-	-	-	6,780	-	-	7,250
Common stock issued for conversion of convertible note payable	20,738,954	20,739	-	-	-	-	-	-	-	-	-	-	88,442	-	-	109,181
Common stock issued for conversion of Series F Preferred stock	2,500,000	2,500	-	-	-	-	-	-	-	-	(25,000)	(25)	(2,475)	-	-	-
Beneficial conversion discount on convertible notes payable	-	-	-	-	-	-	-	-	-	-	-	-	91,133	-	-	91,133
Loss on conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	360,480	-	-	360,480
Other comprehensive gain	-	-	-	-	-	-	-	-	-	-	-	-	-	1,941	-	1,941
Net loss for the year ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(816,741)	(816,741)
Balance, September 30, 2018	69,323,021	69,323	5,000,000	2,990,535	-	-	509,988	510	1,000,000	1,000	446,975	447	2,065,018	971	(5,998,535)	(870,731)

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(816,741)	(1,679,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	307,717
Depreciation	118	-
Amortization of discount on convertible note payable	83,597	508,447
Loss on conversion of convertible notes payable	360,480	593,810
Loss on conversion of preferred stock	7,250	-
Changes in operating assets and liabilities
Prepaid expenses	750	-
Deposits on inventory	(16,395)	-
Inventory	(3,815)	-
Accounts payable and accrued liabilities	44,768	8,027
Accounts payable and accrued liabilities to related party	143,313	76,935
Accrued interest payable	16,584	131,108
NET CASH USED IN OPERATING ACTIVITIES	(180,091)	(53,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	(1,412)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,412)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	-	12,000
Proceeds from convertible notes payable	259,000	20,000
Proceeds from sale of common stock	-	30,000
Proceeds from sale of Series B Preferred Stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	259,000	62,000

NET INCREASE IN CASH	77,497	8,255

Cash at beginning of period	14,100	5,845

Cash at end of period	$91,597	$14,100

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Noncash investing and financing transactions:
Common stock issued for conversion of convertible note payable	$109,180	$131,119
Preferred stock issued for debt conversion	$-	$810,227
Common stock issued for conversion of Series B Preferred stock	$3,000	$-
Change in fair value of available-for-sale securities	$1,941	$(970)
Beneficial conversion discount on convertible note payable	$91,133	$27,000

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2018, the Company had a net loss of $816,741. As of September 30, 2018, the Company had a working capital deficit of $883,669 and an accumulated deficit of $5,998,535. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

The following table presents assets that were measured and recognized at fair value as of September 30, 2018 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Available for sale securities	$11,644	$—	$—	$11,644
Totals	$11,644	$—	$—	$11,644

The following table presents assets that were measured and recognized at fair value as of September 30, 2017 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Available for sale securities	$9,703	$—	$—	$9,703
Totals	$9,703	$—	$—	$9,703

Revenue Recognition

The Company recognizes revenue from product sales upon product delivery. All of our products are shipped through a third-party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification “ASC” 605-15-05. ASC 605-15-05 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $91,597 and $14,100 as of September 30, 2018 and 2017, respectively. There were no cash equivalents as of September 30, 2018 and 2017.

Property and equipment

Property and equipment of the Company is stated at cost. In accordance with ASC Topic 360 Property, Plant and Equipment, expenditure for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is provided principally on the straight-line method over the estimated useful lives of the asset

 During the year ended September 30, 2018, the Company purchased a computer for the amount of $1,412.  Depreciation expense was $118 during the year ended September 30, 2018 compared to $0 during the year ended September 30, 2017.

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

The Company recorded other income in connection with oil lease royalties in the amount of $5,531 and $10,615 during the twelve months ended September 30, 2018 and 2017, respectively. All oil and gas properties were disposed of during the period ended September 30, 2018.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2018 and 2017.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2018 or 2017.

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

For the year ended September 30, 2017

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

David Summers, a significant shareholder of the Company, previously provided consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As of September 30, 2018, services, rent and other expense reimbursements in the amount of $112,804 was unpaid.

As of September 30, 2017, the Company owed Sydney Jim, our former CEO, $31,731 for accrued but unpaid compensation.

For the year ended September 30, 2018

Alex Blankenship is paid $5,000 per month under her employment agreement with the Company. As of September 30, 2018, the Company owed Ms. Blankenship $130,438 for unpaid compensation.

As of September 30, 2018, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

During the period from inception (April 29, 2016) through September 30, 2016, Mr. Summers advanced $1,000 to the Company for working capital. The advance was non-interest bearing and payable on demand. During the same period, Mr. Summers paid $275 of expenses on behalf of the Company. As of September 30, 2018, the Company owed Mr. Summers a total of $112,804. Effective June 18, 2018, the Company dissolved all relationships with Mr. Summers.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2018 and September 30, 2017:

	2018	2017
Convertible note dated April 13, 2017 in the original principal amount of $20,000, maturing April 13, 2019, bearing interest at 8% per year, convertible into common stock at a rate of $0.01 per share	$20,000	$20,000
Convertible note dated December 11, 2017 in the original principal amount of $68,000, maturing September 20, 2018, bearing interest at 12% per year, convertible beginning June 11, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. During the three months ended June 30, 2018, principal in the amount of $53,000 was converted to 6,043,439 shares of common stock. During the three months ended September 30, 2018, principal in the amount of $15,000 was converted to 2,205,882 shares of common stock.	—	-
Convertible note dated February 14, 2018 in the original principal amount of $35,000, maturing November 30, 2018, bearing interest at 12% per year, convertible beginning August 13, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. During the three months ended September 30, 2018, principal in the amount of $35,000 and accrued interest in the amount of $2,100 into 6,489,633 shares of common stock.	—	-
Convertible note dated May 14, 2018 in the original principal amount of $58,000, maturing February 28, 2019, bearing interest at 12% per year, convertible beginning November 14, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion	58,000	-
Convertible note dated June 25, 2018 in the original principal amount of $43,000, maturing April 15, 2019, bearing interest at 12% per year, convertible beginning December 25, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion	43,000	-
Convertible note dated August 2, 2018 in the original principal amount of $33,000, maturing May 15, 2019, bearing interest at 12% per year, convertible beginning February 2, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion	33,000	-
Convertible note dated September 7, 2018 in the original principal amount of $40,000, maturing June 30, 2019, bearing interest at 12 per year, convertible beginning March 7, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion	40,000	—
Total convertible notes payable	$194,000	$20,000

Less: current portion of convertible notes payable	(194,000)	(20,000)
Less: discount on noncurrent convertible notes payable	-	-
Long-term convertible notes payable, net of discount	$-	$-

Current portion of convertible notes payable	$194,000	$20,000
Discount on current convertible notes payable	(8,720)	-
Current convertible notes payable, net of discount	$185,280	$20,000

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

During the year ended September 30, 2018, the Company recognized interest expense of $19,893 and amortization of discount on convertible notes payable of $83,597.

During the year ended September 30, 2017, the Company recognized interest expense of $132,526 and amortization of discount on convertible notes payable of $503,159.

Conversions to Common Stock

During the year ended September 30, 2018, the holders of the convertible notes payable elected to convert principal and accrued interest of $109,180 into 20,738,954 shares of common stock, resulting in a loss on conversion in the amount of $360,480.

During the year ended September 30, 2017, the holders of the convertible notes payable elected to convert principal and accrued interest of $131,119 into 10,263,400 shares of common stock, resulting in a loss on conversion in the amount of $593,810.

Conversions to Preferred Stock

During the year ended September 30, 2017, the holders of the convertible notes payable elected to convert all outstanding principal on convertible notes payable into 509,988 shares of Series D Preferred Stock and 471,975 shares of Series F Preferred Stock.

Advances

As of September 30, 2018 and 2017, the Company owed non-interest bearing advances of $59,650 and $59,650.

Note 6. Note Payable

The Company entered into a promissory note with its attorney to refinance accounts payable of $68,793 as of September 30, 2016 into a promissory note. The note can be issued up to the total principal amount of $100,000 and includes the prepayment of legal fees of $31,498 to be incurred during the period from October 1, 2016 through March 1, 2017. The note payable was recorded at $68,793 (the amount of refinanced accounts payable) as of September 30, 2017. There was no prepayment recognized as of September 30, 2017. During the three months ended September 30, 2018, the company increased the amount of the note to $100,000 in connection with legal fees incurred. The note bears interest at the prime rate and requires monthly payments of principal and interest of $10,000 beginning July 1, 2017, the maturity date. As of September 30, 2018, the note is classified in current liabilities on the balance sheet; no principal payments have been made on this note.

Note 7. Stockholders’ deficit

As of inception, the Company had authorized 480,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2018, there were 69,323,021 shares of common stock, 5,000,000 shares of Series A Preferred Stock, 509,988 shares of Series D Preferred Stock, 1,000,000 shares of Series E Preferred Stock and 471,975 shares of Series F Preferred Stock outstanding.

Conversions to Common Stock

During the year ended September 30, 2018, the Company issued 20,738,954 shares of common stock as a result of conversions of the convertible notes payable in the amount of $109,180.

During the year ended September 30, 2017, the Company issued 10,263,400 shares of common stock as a result of conversions of the convertible notes payable and accrued interest in the amount of $131,119.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At September 30, 2018 and 2017, there were 5,000,000 shares of our Series A Preferred Stock outstanding.

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

During the year ended September 30, 2018, the Company issued 500,000 shares of common stock upon conversion of the Series B Preferred Stock. A loss of $7,250 was recognized and is recorded in Additional paid-in capital on the consolidated balance sheet.  At September 30, 2018 and 2017, there were 0 and 30,000 shares, respectively, of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of September 30, 2018 and 2017.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At September 30, 2018 and 2017, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock - On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At September 30, 2018 and 2017, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

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

During the year ended September 30, 2017, the holders of the convertible notes payable elected to convert all outstanding principal on convertible notes payable into 509,988 shares of Series D Preferred Stock and 471,975 shares of Series F Preferred Stock

During the year ended September 30, 2018, the Company issued 2,500,000 shares of common stock upon conversion of 25,000 shares of Series F Preferred Stock. There was no gain or loss recognized on this transaction.  At September 30, 2018 and 2017, there were 471,975 and 446,975 shares of Series F Preferred Stock outstanding, respectively.

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

Beneficial conversion discount

During the year ended September 30, 2018, we recorded a beneficial conversion discount of $91,133 as a result of discounts on convertible notes payable issued during the period.

During the year ended September 30, 2017, we recorded a beneficial conversion discount of $27,000 as a result of discounts on convertible notes payable issued during the period. The Company recorded a loss on conversion in the amount of $593,810 in connection with this transaction.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2018. The Company currently has net operating loss carryforwards aggregating $1,300,981 which expire in 2032. The deferred tax asset related to the net operating loss carryforwards has been fully reserved.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from April 29, 2016 (date of inception) through September 30, 2017 is the valuation allowance as follows.

Tax benefit at U.S. statutory rate	$583,238
Valuation allowance	(583,238)
Tax benefit, net	$—

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

Note 9. Available-for-Sale Securities

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

	2018	2017
Common stock of Biofuels Power Corp.	$35,000	$35,000
Realized loss on available-for-sale securities	(24,327)	(24,327)
Unrealized loss on available-for-sale securities	971	(970)
Available-for-sale securities	$11,644	$9,703

Note 10. Subsequent Events

On October 15, 2018, the Company issued 3,300,001 shares of common stock pursuant to the conversion of a note payable.

On October 31, 2018, the Company executed a convertible promissory note in the amount of $38,000 from which it received net cash proceeds of $35,000.

On November 23, 2018, the Company received a conversion notice from the holder of a convertible promissory note to convert principal in the amount of $15,000 into 1,098,901 shares of common stock.

On November 30, 2018, the Company received a conversion notice from the holder of a convertible promissory note to convert principal in the amount of $15,000 into 1,442,308 shares of common stock.

On December 3, 2018, the Company approved the issuance of 3,500,000 shares of common stock to its President, Alex K. Blankenship, for services.

On December 11, 2018, the Company received a conversion notice from the holder of a convertible promissory note to convert principal in the amount of $12,000 into 1,224,490 shares of common stock.

On December 14, 2018, the Company received a conversion notice from the holder of a convertible promissory note to convert principal and accrued interest in the amount of $16,000 and $3,480, respectively, into 3,193,443 shares of common stock.

On December 31, 2018, the Company received a conversion notice from the holder of a convertible promissory note to convert principal in the amount of $12,000 into 2,006,689 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2018.

The Company recognizes the following weaknesses and deficiencies of the Company as of September 30, 2018:

We recognized the following deficiencies that we believe to be material weaknesses:

- The Company has not fully designed, implemented or assessed internal controls over financial reporting. Due to the Company being a development stage company, management’s assessment and conclusion over internal controls were ineffective this year.

We recognized the following deficiencies that we believe to be significant deficiencies:

- The Company has no formal control process related to the identification and approval of related party transactions.

- No formal written policy for the approval, identification and authorization of related party transactions currently exists.

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

ITEM 9B. OTHER INFORMATION

December 06, 2018 the Company issued 3,500,000 shares of common stock of the Company for valuable services rendered.

For the securities issuance, the Company relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For the transaction, the Company did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the purchaser had access to information regarding the Company (including information contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, Quarterly Report on Form 10-Q for the period ended December 31, 2017, Quarterly Report on Form 10-Q for the period ended March 31, 2018,  Quarterly Report on Form 10-Q for the period ended June 30, 2018 and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by the Company). The Company reasonably believes that the investor is an accredited investor.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Alex Blankenship 2500 Wilcrest Drive, 3rd Floor Houston, TX 77042	56	Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Director

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

Committees of the Board of Directors

There are no members of the established Audit Committee.

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

Our Board of Directors is comprised of Ms. Blankenship who is involved in our day-to-day operations. On February 23, 2018, the Company was notified that Robert W. Fryer tendered his resignation as an independent director. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

The table below summarizes all compensation awards paid to our named executive officer for all service rendered in all capacities to us for the fiscal periods ended September 30, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Blankenship	2018	$10,000	(a)	-	$73,500	(b)	-	-	-	-	$83,500
CEO	2017	$—		—	$23,950		—	—	—	—	$23,950
	2016	$3,000		—	—		—	—	—	—	$3,000

(a) Includes amount paid to Ms. Blankenship in cash during the year; does not include $50,000 in salary accrued but not paid.

(b) Includes 3,500,000 shares of common stock with a fair value of $73,500 awarded to Ms. Blankenship on November 30, 2018.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2018

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Alex Blankenship	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the period ended September 30, 2018 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Kenwood Capital LLC 14001 Walden Road, Suite 600 Montgomery, TX 77356	10,000,000		13.6%

David P. Summers 14001 Walden Road, Suite 600 Montgomery, TX 77356	7,000,000	(1)	9.5%

Lead Enterprises, Inc. 5712 Southwest Freeway Houston, TX 77057-7508	4,000,000		5.4%

Alex Blankenship (1)	5,500,000	(2) (3)	7.1%

All directors and executive officers as a group (2) persons.	5,50,000		7.1%

(1) Includes 4,000,000 shares owned by Dorothy Louise Summer, Mr. Summers’ spouse.

(2) Includes 3,500,000 shares of common stock granted to Ms. Blankenship in November, 2018, not issued.

(3) Ms. Blankenship owns 1,000,000 shares of the Company’s Series E Preferred Stock. The Series E Preferred Stock carries two votes for each outstanding share of the Company’s common stock and, as a result, has 2/3 voting control over any shareholder votes. Effective January 25, 2017, Ms. Blankenship transferred voting control of the Series E Preferred stock to Mr. David P. Summers

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended September 30, 2018 and 2017:

	2018	2017
Audit Fees	$26,750	$26,750

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$26,750	$26,750

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

AngioSoma, Inc.

Date: January 2, 2019	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Director