Form 10-Q
period 2018-12-31
AngioSoma, Inc.
filed 2019-02-19
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 13, 2019, 91,848,197 shares of common stock were issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 and SEPTEMBER 30, 2018

(UNAUDITED)

	December 31,	September 30,
	2018	2018
CURRENT ASSETS
Cash and cash equivalents	$53,909	$91,597
Prepaid expenses and other current assets	3,150	16,395
Inventory	40,377	3,815
Total current assets	97,436	111,807

Plant, property, and equipment, net of accumulated depreciation of $236 and $118	1,176	1,294
Available for sale securities, at market value	11,644	11,644

TOTAL ASSETS	$110,256	$124,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$143,523	$136,867
Accounts payable to related party	286,372	281,372
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $32,587 and $8,720, respectively	129,413	185,280
Note payable, default	100,000	100,000
Current portion of accrued interest payable	235,810	232,307

Total current liabilities	954,768	995,476

TOTAL LIABILITIES	954,768	995,476

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 85,088,853 and 69,323,021 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	85,089	69,323
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 5,000,000 shares issued and outstanding at December 31, 2018 and September 30, 2018	2,990,535	2,990,535
Series B Preferred Stock, $0.001 par value; 0 and 30,000 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	-	-
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at December 31, 2018 and September 30, 2018	1,000	1,000
Series F Preferred Stock; $0.001 par value; 471,975 and 471,975 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	447	447
Additional paid-in capital	2,403,714	2,065,018
Accumulated other comprehensive income	971	971
Accumulated deficit	(6,326,778)	(5,998,535)

TOTAL STOCKHOLDERS’ DEFICIT	(844,512)	(870,731)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$110,256	$124,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended December 31,
	2018	2017

REVENUE	$275	-
Cost of goods sold	47	-
Gross Profit	228	-

OPERATING EXPENSES
General and administrative expenses	129,623	128,695
Total operating expenses	129,623	128,695

LOSS FROM OPERATIONS	(129,395)	(128,695)

OTHER INCOME (EXPENSE)
Loss on conversion of preferred stock	-	(7,250)
Loss on conversion of debt	(115,311)	(328,200)
Interest expense	(83,537)	(1,205)

NET LOSS	$(328,243)	$(465,350)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	74,910,986	51,356,893

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended December 31,
	2018	2017

NET LOSS	$(328,243)	$(465,350)

Change in fair value of AFS securities	$-	$1,941

COMPREHENSIVE LOSS	$(328,243)	$(463,409)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

(UNAUDITED)

	Common stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)
Balance, September 30, 2017	45,584,067	$45,584	5,000,000	$2,990,535	30,000	$30	509,988	$510	1,000,000	$1,000	471,975	$472	$1,520,658	$(970)	$(5,181,794)	$(623,975)

Conversion of Series B Preferred stock to common stock	500,000	500	-	-	(30,000)	(30)	-	-	-	-	-	-	6,780	-	-	7,250

Common stock issued for conversion of convertible note payable	20,738,954	20,739	-	-	-	-	-	-	-	-	-	-	88,442	-	-	109,181

Common stock issued for conversion of Series F Preferred stock	2,500,000	2,500	-	-	-	-	-	-	-	-	(25,000)	(25)	(2,475)	-	-	-

Beneficial conversion discount on convertible notes payable	-	-	-	-	-	-	-	-	-	-	-	-	91,133	-	-	91,133

Loss on conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	360,480	-	-	360,480

Other comprehensive gain	-	-	-	-	-	-	-	-	-	-	-	-	-	1,941	-	1,941

Net loss for the year ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(816,741)	(816,741)

Balance, September 30, 2018	69,323,021	$69,323	5,000,000	$2,990,535	-	$-	509,988	$510	1,000,000	$1,000	446,975	$447	$2,065,018	$971	$(5,998,535)	$(870,731)

Common stock issued for conversion of convertible note payable and accrued interest	12,265,832	12,266	-	-	-	-	-	-	-	-	-	-	61,214	-	-	73,480

Common stock issued to officer as compensation	3,500,000	3,500	-	-	-	-	-	-	-	-	-	-	64,750	-	-	68,250

Discount on convertible notes payable	-	-	-	-	-	-	-	-	-	-	-	-	97,421	-	-	97,421

Loss on conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	115,311	-	-	115,311

Net loss for the three months ended December 31, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(328,243)	(328,243)

Balance, December 31, 2018	85,088,853	$85,089	5,000,000	$2,990,535	-	$-	509,988	$510	1,000,000	$1,000	446,975	$447	$2,403,714	$971	$(6,326,778)	$(844,512)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended
	December 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(328,243)	(465,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118	-
Amortization of discount on convertible note payable	76,554	-
Loss on conversion of preferred stock	-	7,250
Loss on conversion of debt	115,311	328,200
Non-cash compensation	68,250	-
Changes in operating assets and liabilities
Inventory	(20,167)	-
Prepaid expenses	(3,150)	-
Accounts payable and accrued liabilities	6,656	3,916
Accounts payable to related party	5,000	110,314
Accrued interest payable	6,983	1,823
NET CASH USED IN OPERATING ACTIVITIES	(72,688)	(13,847)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	35,000	65,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,000	65,000

NET (DECREASE) INCREASE IN CASH	(37,688)	51,153

Cash at beginning of period	91,597	14,100

Cash at end of period	$53,909	$65,253

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Noncash investing and financing transactions:
Conversion of convertible notes payable into common stock	$73,480	$6,000
Change in fair value of available-for-sale securities	$-	$1,940
Preferred stock issued for debt conversion	$-	$500
Discount issued on convertible debt	$97,421	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2018, the Company had a net loss of $328,243 and negative cash flow from operating activities of $72,688. As of December 31, 2018, the Company had negative working capital of $857,332. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2019.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of December 31, 2018 and the period then ended on a recurring and nonrecurring basis:

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

Inventory

The Company sells nutraceutical products online via its website www.angiosoma.com.  Inventory consists of finished goods and is stated at the lower of cost by the first-in, first-out method or net realizable value.

Revenue Recognition

Effective October 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended December 31, 2018.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of December 31, 2018.

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

Note 4. Advances

As of December 31, 2018 and September 30, 2018, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000
Convertible note dated May 14, 2018 in the original principal amount of $58,000, maturing February 28, 2019, bearing interest at 12% per year, convertible beginning November 14, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. During the three months ended December 31, 2018, principal in the amount of $58,000 and accrued interest in the amount of $3,480 were converted into a total of 6,959,142 shares of common stock.	-	58,000
Convertible note dated June 25, 2018 in the original principal amount of $43,000, maturing April 15, 2019, bearing interest at 12% per year, convertible beginning December 25, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. During the three months ended December 31, 2018, principal in the amount of $12,000 was converted into a 2,006,689 shares of common stock.	31,000	43,000
Convertible note dated August 2, 2018 in the original principal amount of $33,000, maturing May 15, 2019, bearing interest at 12% per year, convertible beginning February 2, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion.	33,000	33,000
Convertible note dated September 7, 2018 in the original principal amount of $40,000, maturing June 30, 2019, bearing interest at 12% per year, convertible beginning March 7, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion.	40,000	40,000
Convertible note dated October 31, 2018 in the original principal amount of $38,000, maturing August 15, 2019, bearing interest at 12% per year, convertible beginning August 15, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion.	38,000	-

Total current convertible notes payable	162,000	194,000

Less: discount on convertible notes payable	(32,587)	(8,720)
Total convertible notes payable, net of discount	$129,413	$185,280

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

As of December 31, 2018 and September 30, 2018, accrued interest on notes payable was $235,810 and $232,307, respectively.

During the three months ended December 31, 2018 and 2017, interest expense on the notes payable was $6,983 and $1,205, respectively.

Conversions of Notes Payable to Common Stock

During the three months ended December 31, 2018, the holders of the Convertible Note Payable dated May 14, 2018 elected to convert, in four separate transactions, principal of $58,000 and accrued interest of $3,480 into a total of 6,959,142 shares of common stock. A loss in the aggregate amount of $12,073 was recognized on the conversions.

Also during the three months ended December 31, 2018, the Company issued 3,300,001 shares of common stock with a fair value of $99,000 for the conversion of a note payable with a basis of $0. A loss in the amount of $99,000 was recorded on this transaction.

Also during the three months ended December 31, 2018, the holders of the Convertible Note Payable dated June 25, 2018, elected to convert principal of $12,000 into 2,006,689 shares of common stock. The Company recorded a loss of $4,238 on this transaction.

Note 6. Note Payable

The Company entered into a promissory note with its attorney to refinance accounts payable of $68,793 as of September 30, 2016 into a promissory note. The note can be issued up to the total principal amount of $100,000 and includes the prepayment of legal fees of $31,498 to be incurred during the period from October 1, 2016 through March 1, 2017. The note payable was recorded at $68,793 (the amount of refinanced accounts payable) as of September 30, 2017. There was no prepayment recognized as of September 30, 2017. During the year ended September 30, 2018, the company increased the amount of the note to $100,000 in connection with legal fees incurred. The note bears interest at the prime rate and requires monthly payments of principal and interest of $10,000 beginning July 1, 2017, the maturity date. As of December 31, 2018, the note is classified in current liabilities on the balance sheet; no principal payments have been made on this note. During the three months ended December 31, 2018, the Company accrued interest in the amount of $1,331 on this note.

Note 7. Related Party Transactions

David Summers, a significant shareholder of the Company, provides consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As of December 31, 2018, services, rent and other expense reimbursements in the amount of $112,804 was unpaid.

The Company is also involved in a legal dispute with Mr. Summers to gather the funds due, as well as settle claims on certain patents and formulas.  There is no significant exchange of monies or ownership anticipated.

Alex Blankenship is paid $5,000 per month under her employment agreement as Chief Executive Officer of the Company. As of December 31, 2018, the Company owed Ms. Blankenship $135,438 for unpaid compensation.

As of December 31, 2018, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

Note 8. Stockholders’ Equity (Deficit)

Common Stock issued for conversion of Series B Preferred Stock

During the three months ended December 31, 2017, the Company issued 2,400,000 shares of common stock upon conversion of the Series B Preferred Stock. A loss of $7,250 was recognized and is recorded in Additional paid-in capital on the consolidated balance sheet.

Common stock issued for conversion of convertible note payable

During three months ended December 31, 2018, the Company issued 1,098,901 shares of common stock upon the conversion of principal of $15,000. A loss in the amount of $3,616 was recognized on this transaction.

During three months ended December 31, 2018, the Company issued 1,442,308 shares of common stock upon the conversion of principal of $15,000. A loss in the amount of $3,365 was recognized on this transaction.

During three months ended December 31, 2018, the Company issued 1,224,490 shares of common stock upon the conversion of principal of $12,000. A loss in the amount of $1,531 was recognized on this transaction.

During three months ended December 31, 2018, the Company issued 3,193,443 shares of common stock upon the conversion of principal of $16,000 and accrued interest in the amount of $3,561. A loss in the amount of $3,561 was recognized on this transaction.

During three months ended December 31, 2018, the Company issued 2,006,689 shares of common stock upon the conversion of principal of $12,000. A loss in the amount of $4,238 was recognized on these transaction.

During the three months ended December 31, 2018, the Company issued 3,300,001 shares of common stock with a fair value of $99,000 for the conversion of a note payable with a basis of $0. A loss in the amount of $99,000 was recorded on this transaction.

During three months ended December 31, 2017, the Company issued 6,000,000 shares of common stock upon the conversion of principal of $0. A loss of $328,200 was recognized on the transaction because it occurred after all debt had been fully converted as of September 30, 2017. This is recorded under additional paid-in capital.

Note 9. Commitments and Contingent Liabilities

Litigation

The Company is involved in a legal dispute with Mr. David Summers, a significant shareholder, regarding the settlement of claims on certain patents and formulas.  There is no significant exchange of monies or ownership anticipated, and the Company has not accrued a liability with regard to this dispute.

Note 10.  Subsequent Events

On January 3, 2019, the Company issued 2,842,809 shares of common stock for the conversion of notes payable in the principal amount of $17,000.

On January 8, 2019, the Company issued 2,402,899 shares of common stock for the conversion of notes payable in the principal amount of $14,000 and accrued interest in the amount of $2,580.

On February 13, 2019, the Company issued 1,513,636 shares of common stock for the conversion of notes payable in the principal amount of $18,000 and accrued interest in the amount of $1,980.

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

Results of Operations

Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Revenue.  We had revenue of $275 for the three months ended December 31, 2018, compared to $0 for the three months ended December 31, 2017. Revenue consisted of the sale of nutriceuticals.

Cost of goods sold.  We had cost of goods sold of $47 for the three months ended December 31, 2018, compared to $0 for the three months ended December 31, 2017. The increase was due to the increase in sales.

General and administrative expense.  We recognized general and administrative expense of $129,623 for the three months ended December 31, 2018 compared to $128,685 for the comparable period of 2017. The increase in general and administrative expense was related to an increase in non-cash compensation during the period.

Loss on conversion of debt and preferred stock.  We recognized a loss on the conversion of debt in the amount of $115,311 during the three months ended December 31, 2018 compared to $335,450 during the three months ended December 31, 2017. The decrease was due to the loss on conversion of preferred stock and convertible notes payable.

Interest expense.  We recognized interest expense of $83,537 for the three months ended December 31, 2018 compared to $1,205 for the comparable period of 2017. The increase was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $76,554 compared to $2,931 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $328,243 for the three months ended December 31, 2018 compared to $465,350 for the three months ended December 31, 2017.

Liquidity and Capital Resources

At December 31, 2018, we had cash on hand of $53,909. The Company has negative working capital of $857,332. Net cash used in operating activities for the three months ended December 31, 2018 was $72,688. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

The Company is involved in a legal dispute with Mr. David Summers, a significant shareholder, regarding the settlement of claims on certain patents and formulas.  There is no significant exchange of monies or ownership anticipated, and the Company has not accrued a liability with regard to this dispute.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended December 31, 2018 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
October 15, 2018	Common Stock	3,300,001	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0091 per share
November 23, 2018	Common Stock	1,098,901	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0151 per share
November 30, 2018	Common Stock	1,442,308	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0117 per share
December 10, 2018	Common Stock	1,224,490	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0107 per share
December 14, 2018	Common Stock	3,193,443	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0064 per share
December 28, 2018	Common Stock	2,006,689	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0064 per share

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

AngioSoma Inc.

Date: February 19, 2019	By: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director