Form 10-K/A
period 2018-09-30
AngioSoma, Inc.
filed 2019-04-26
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-K/A

(Amendment No. 1)

__________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Reports on Form 10-K for the year ended September 30, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on January 3, 2019 (the “Original Report”). We are filing this Amendment to delete a Risk Factor that wrongfully states “We were a shell company until we acquired the intellectual property assets, resulting in certain limitations on the ability of our stockholders to use the Rule 144 safe harbor under the Securities Act of 1933, as amended, for resales of our common stock.”

On the first day of January 2012, the Company commenced operations as a publicly traded company and participant in a successful oil and gas drilling project in Calcasieu Parish, Louisiana. The oil and gas property was in operation when the Company acquired AngioSoma, Inc. June 3, 2016.

Because these changes do not include changes to the financial statements included in the Original Report, we are not filing a new consent of our auditors with this Amendment. In connection with the filing of this Amendment and pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment new certifications of our principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the filing of the Original Report. Material events may have occurred subsequent to the filing of the Original Report that are not reflected in this Amendment.