Form 10-Q
period 2019-03-31
AngioSoma, Inc.
filed 2019-05-15
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2019, 106,502,721 shares of common stock were issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 and SEPTEMBER 30, 2018

(UNAUDITED)

	March 31,	September 30,
	2019	2018
CURRENT ASSETS
Cash and cash equivalents	$84,142	$91,597
Prepaid expenses and other current assets	2,362	16,395
Inventory	40,274	3,815
Total current assets	126,778	111,807

Plant, property, and equipment, net of accumulated depreciation of $354 and $118	1,058	1,294
Available for sale securities, at market value	11,644	11,644

TOTAL ASSETS	$139,480	$124,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$144,031	$136,867
Accounts payable to related party	286,372	281,372
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $6,899 and $8,720, respectively	160,101	185,280
Note payable, default	100,000	100,000
Current portion of accrued interest payable	232,497	232,307

Total current liabilities	982,651	995,476

TOTAL LIABILITIES	982,651	995,476

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 100,241,851 and 69,323,021 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	100,243	69,323
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 5,000,000 shares issued and outstanding at March 31, 2019 and September 30, 2018	2,990,535	2,990,535
Series B Preferred Stock, $0.001 par value; 0 shares issued and outstanding at March 31, 2019 and September 30, 2018	-	-
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at March 31, 2019 and September 30, 2018	1,000	1,000
Series F Preferred Stock; $0.001 par value; 446,975 and 446,975 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	447	447
Additional paid-in capital	2,580,164	2,065,018
Accumulated other comprehensive income	971	971
Accumulated deficit	(6,517,041)	(5,998,535)

TOTAL STOCKHOLDERS’ DEFICIT	(843,171)	(870,731)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$139,480	$124,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

REVENUE	$-	$-	$275	$-
Cost of goods sold	-	-	47	-
Gross Profit	-	-	228	-

OPERATING EXPENSES:
General and administrative expenses	70,786	41,724	200,409	170,419
Total operating expenses	70,786	41,724	200,409	170,419

LOSS FROM OPERATIONS	(70,786)	(41,724)	(200,181)	(170,419)

OTHER INCOME (EXPENSE)
Oil lease income	-	5,531	-	5,531
Loss on conversion of preferred stock	-	-	-	(7,250)
Loss on conversion of debt	(16,236)	-	(131,547)	(328,200)
Interest expense	(103,241)	(4,019)	(186,778)	(5,224)

NET LOSS	$(190,263)	$(40,212)	$(518,506)	$(505,562)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	92,551,946	54,056,289	83,543,153	52,691,759

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

NET LOSS	$(190,263)	$(40,212)	$(518,506)	$(505,562)

Change in fair value of AFS securities	-	1,941	-	3,882

COMPREHENSIVE LOSS	$(190,263)	$(38,271)	$(518,506)	$(501,680)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND FROM

SEPTEMBER 30, 2017 TO SEPTEMBER 30, 2018

(UNAUDITED)

	Common stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)
Balance, September 30, 2017	45,584,067	$45,584	5,000,000	$2,990,535	30,000	$30	509,988	$510	1,000,000	$1,000	471,975	$472	$1,520,658	$(970)	$(5,181,794)	$(623,975)

Conversion of Series B Preferred stock to common stock	500,000	500	-	-	(30,000)	(30)	-	-	-	-	-	-	6,780	-	-	7,250

Common stock issued for conversion of convertible note payable	20,738,954	20,739	-	-	-	-	-	-	-	-	-	-	88,442	-	-	109,181

Common stock issued for conversion of Series F Preferred stock	2,500,000	2,500	-	-	-	-	-	-	-	-	(25,000)	(25)	(2,475)	-	-	-

Beneficial conversion discount on convertible notes payable	-	-	-	-	-	-	-	-	-	-	-	-	91,133	-	-	91,133

Loss on conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	360,480	-	-	360,480

Other comprehensive gain	-	-	-	-	-	-	-	-	-	-	-	-	-	1,941	-	1,941

Net loss for the year ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(816,741)	(816,741)

Balance, September 30, 2018	69,323,021	$69,323	5,000,000	$2,990,535	-	$-	509,988	$510	1,000,000	$1,000	446,975	$447	$2,065,018	$971	$(5,998,535)	$(870,731)

Common stock issued for conversion of convertible note payable and accrued interest	27,418,830	27,420	-	-	-	-	-	-	-	-	-	-	157,021	-	-	184,441

Common stock issued to officer as compensation	3,500,000	3,500	-	-	-	-	-	-	-	-	-	-	64,750	-	-	68,250

Discount on convertible notes payable	-	-	-	-	-	-	-	-	-	-	-	-	161,828	-	-	161,828

Loss on conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	131,547	-	-	131,547

Net loss for the six months ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(518,506)	(518,506)

Balance, March 31, 2019	100,241,851	$100,243	5,000,000	$2,990,535	-	$-	509,988	$510	1,000,000	$1,000	446,975	$447	$2,580,164	$971	$(6,517,041)	$(843,171)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Six Months Ended
	March 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(518,506)	(505,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	236	-
Amortization of discount on convertible note payable	176,148	1,344
Loss on conversion of debt	131,547	328,200
Loss on conversion of preferred stock	-	7,250
Stock-based compensation	68,250	-
Changes in operating assets and liabilities
Inventory	(20,064)	-
Prepaid expenses	(2,362)	(7,306)
Accounts payable and accrued liabilities	6,666	7,844
Accounts payable to related party	5,000	120,106
Accrued interest payable	10,630	574
NET CASH USED IN OPERATING ACTIVITIES	(142,455)	(47,550)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net	135,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	135,000	100,000

NET (DECREASE) INCREASE IN CASH	(7,455)	52,450

Cash at beginning of period	91,597	14,100

Cash at end of period	$84,142	$66,550

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Noncash investing and financing transactions:
Conversion of convertible notes payable into common stock	$184,441	$6,000
Change in fair value of available-for-sale securities	$-	$3,882
Preferred stock issued for debt conversion	$-	$3,000
Discount on convertible debt	$161,828	$4,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2019, the Company had a net loss of $518,506 and negative cash flow from operating activities of $142,455. As of March 31, 2019, the Company had negative working capital of $855,873. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2019.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of March 31, 2019 and the period then ended on a recurring and nonrecurring basis:

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended March 31, 2019.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of March 31, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

-	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact ASU 2016-02 will have on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. We adopted ASU 2014-09 as of October 1, 2018. The Company does not believe the adoption of ASU 2014-09 had any material impact on its condensed consolidated financial statements.

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

Note 4. Advances

As of March 31, 2019 and September 30, 2018, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated May 14, 2018 in the original principal amount of $58,000, maturing February 28, 2019, bearing interest at 12% per year, convertible beginning November 14, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In November and December 2018, principal in the amount of $58,000 and accrued interest in the amount of $3,480 were converted into a total of 6,959,142 shares of common stock.	-	58,000

Convertible note dated June 25, 2018 in the original principal amount of $43,000, maturing April 15, 2019, bearing interest at 12% per year, convertible beginning December 25, 2018 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In December 2018, principal in the amount of $12,000 was converted into a 2,006,689 shares of common stock; in January 2019, principal in the amount of $19,000 and accrued interest in the amount of $2,580, respectively, were converted into an aggregate of 5,245,708 shares of common stock.

	-	43,000

Convertible note dated August 2, 2018 in the original principal amount of $33,000, maturing May 15, 2019, bearing interest at 12% per year, convertible beginning February 2, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In February 2019, principal in the amount of $33,000 and accrued interest in the amount $1,980 were converted into an aggregate of 2,608,527 shares of common stock.	-	33,000

Convertible note dated September 7, 2018 in the original principal amount of $40,000, maturing June 30, 2019, bearing interest at 12% per year, convertible beginning March 7, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In March 2019, principal in the amount of $40,000 and accrued interest in the amount of $2,400 were converted into an aggregate of 7,298,763 shares of common stock.	-	40,000

Convertible note dated October 31, 2018 in the original principal amount of $38,000, maturing August 15, 2019, bearing interest at 12% per year, convertible beginning April 29, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion.	38,000	-

Convertible note dated December 20, 2018 in the original principal amount of $33,000, maturing October 15, 2019, bearing interest at 12% per year, convertible beginning June 18, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion.	33,000	-

Convertible note dated January 22, 2019 in the original principal amount of $38,000, maturing November 15, 2019, bearing interest at 12% per year, convertible beginning July 21, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion.	38,000	-

Convertible note dated February 19, 2019 in the original principal amount of $38,000, maturing December 15, 2019, bearing interest at 12% per year, convertible beginning August 18, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion.	38,000	-

Total current convertible notes payable	167,000	194,000

Less: discount on convertible notes payable	(6,899)	(8,720)
Total convertible notes payable, net of discount	$160,101	$185,280

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. During the six months ended March 31, 2019, the Company recorded discounts to notes payable in connection with beneficial conversion features in the aggregate amount of $161,828, and recorded amortization of discounts in the amount of $176,148.

As of March 31, 2019 and September 30, 2018, accrued interest on notes payable was $232,497 and $232,307, respectively.

During the three months ended March 31, 2019 and 2018, interest expense on the notes payable was $3,647 and $1,205, respectively; during the six months ended March 31, 2019 and 2018, interest expense on the notes payable was $10,630 and $3,880, respectively

Conversions of Notes Payable to Common Stock

During the six months ended March 31, 2019, the holders of the Convertible Note Payable dated May 14, 2018 elected to convert, in four separate transactions, principal of $58,000 and accrued interest of $3,480 into a total of 6,959,142 shares of common stock. A loss in the aggregate amount of $13,663 was recognized on the conversions.

Also during the six months ended March 31, 2019, the Company issued 3,300,001 shares of common stock with a fair value of $98,670 for the conversion of a note payable with a basis of $0. A loss in the amount of $98,670 was recorded on this transaction.

Also during the six months ended March 31, 2019, the holders of the Convertible Note Payable dated June 25, 2018, elected to convert principal of $12,000 into 2,006,689 shares of common stock. The Company recorded a loss of $4,840 on this transaction.

Also during the six months ended March 31, 2019, the holders of the Convertible Note Payable dated June 25, 2018, elected to convert, in two separate transactions, principal of $31,000 and accrued interest of $2,580 into a total of 5,245,708 shares of common stock. A loss in the aggregate amount of $7,643 was recognized on the conversions.

Also during the six months ended March 31, 2019, the holders of the Convertible Note Payable dated August 2, 2018 elected to convert, in two separate transactions, principal of $33,000 and accrued interest of $1,980 into a total of 2,608,527 shares of common stock. A loss in the aggregate amount of $2,008 was recognized on the conversions.

Also during the six months ended March 31, 2019, the holders of the Convertible Note Payable dated September 7, 2018 elected to convert, in three separate transactions, principal of $40,000 and accrued interest of $2,400 into a total of 7,298,763 shares of common stock. A loss in the aggregate amount of $4,723 was recognized on the conversions.

Note 6. Note Payable

The Company entered into a promissory note with its attorney to refinance accounts payable of $68,793 as of September 30, 2016 into a promissory note. The note can be issued up to the total principal amount of $100,000 and includes the prepayment of legal fees of $31,498 to be incurred during the period from October 1, 2016 through March 1, 2017. The note payable was recorded at $68,793 (the amount of refinanced accounts payable) as of September 30, 2017. There was no prepayment recognized as of September 30, 2017. During the year ended September 30, 2018, the company increased the amount of the note to $100,000 in connection with legal fees incurred. The note bears interest at the prime rate and requires monthly payments of principal and interest of $10,000 beginning July 1, 2017, the maturity date. As of March 31, 2019, the note is classified in current liabilities on the balance sheet; no principal payments have been made on this note. During the three and six months ended March 31, 2019, the Company accrued interest in the amount of $1,356 and $2,687, respectively, on this note.  This note is currently in default.

Note 7. Related Party Transactions

David Summers, a significant shareholder of the Company, provides consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As of March 31, 2019, services, rent and other expense reimbursements in the amount of $112,804 was unpaid.

The Company is also involved in a legal dispute with Mr. Summers to gather the funds due, as well as settle claims on certain patents and formulas.  There is no significant exchange of monies or ownership anticipated.

Alex Blankenship is paid $5,000 per month under her employment agreement as Chief Executive Officer of the Company. As of March 31, 2019, the Company owed Ms. Blankenship $135,438 for unpaid compensation.

During the six months ended March 31, 2019, the Company issued 3,500,000 shares of common stock with a fair value of $68,250  to Ms. Blankenship as a bonus.

As of March 31, 2019, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

Note 8. Stockholders’ Equity (Deficit)

Common stock issued for conversion of convertible notes payable

During six months ended March 31, 2019, the Company issued 1,098,901 shares of common stock upon the conversion of principal of $15,000. A loss in the amount of $3,616 was recognized on this transaction.

During six months ended March 31, 2019, the Company issued 1,442,308 shares of common stock upon the conversion of principal of $15,000. A loss in the amount of $3,365 was recognized on this transaction.

During six months ended March 31, 2019, the Company issued 1,224,490 shares of common stock upon the conversion of principal of $12,000. A loss in the amount of $1,531 was recognized on this transaction.

During six months ended March 31, 2019, the Company issued 3,193,443 shares of common stock upon the conversion of principal of $16,000 and accrued interest in the amount of $3,480. A loss in the amount of $3,561 was recognized on this transaction.

During six months ended March 31, 2019, the Company issued 2,006,689 shares of common stock upon the conversion of principal of $12,000. A loss in the amount of $4,840 was recognized on these transaction.

During the six months ended March 31, 2019, the Company issued 3,300,001 shares of common stock with a fair value of $98,670 for the conversion of a note payable with a basis of $0. A loss in the amount of $98,670 was recorded on this transaction.

During six months ended March 31, 2019, the Company issued 5,245,708 shares of common stock upon the conversion of principal of $31,000 and accrued interest of $2,580. A loss in the amount of $7,643 was recognized on this transaction.

During six months ended March 31, 2019, the Company issued 2,608,527 shares of common stock upon the conversion of principal of $33,000 and accrued interest of $1,980. A loss in the amount of $2,008 was recognized on this transaction.

During six months ended March 31, 2019, the Company issued 7,298,763 shares of common stock upon the conversion of principal of $40,000 and accrued interest of $2,400. A loss in the amount of $4,723 was recognized on this transaction.

Shares issued for services to CEO

During the six months ended March 31, 2019, the Company issued 3,500,000 shares of common stock with a fair value of $68,250  to its Chief Executive Officer as a bonus.

During the six months ended March 31, 2019, the Company charged to additional paid-in capital the aggregate amount of $161,828 on connection with the beneficial conversion feature of notes payable.

Note 9. Commitments and Contingent Liabilities

Litigation

The Company is involved in a legal dispute with Mr. David Summers, a significant shareholder, regarding the settlement of claims on certain patents and formulas.  There is no significant exchange of monies or ownership anticipated, and the Company has not accrued a liability with regard to this dispute.

Note 10.  Subsequent Events

On April 1, 2019, the Company issued a convertible promissory note in the original principal amount of $45,000, maturing February 15, 2020, bearing interest at 12% per year, convertible beginning September 28, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion.

On May 6, 2019, the Company issued 3,000,000 shares of common stock in connection with the conversion of a note payable in the amount of $15,000.

On May 10, 2019, the Company issued 3,260,870 shares of common stock in connection with the conversion of a note payable in the amount of $15,000.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue.  We had revenue of $0 for the three months ended March 31, 2019 and 2018.

Cost of goods sold.  We had cost of goods sold of $0 for the three months ended March 31, 2019 and 2018.

General and administrative expense.  We recognized general and administrative expense of $70,786 for the three months ended March 31, 2019 compared to $41,724 for the comparable period of 2018. The increase in general and administrative expense was related to an increase in legal fees, advertising and marketing, and office expense during the period.

Oil Lease Income

The Company had other income related to an oil lease $0 for the three months ended March 31, 2019, compared to $5,531 for the three months ended March 31, 2018.

Loss on conversion of debt.   We recognized a loss on the conversion of debt in the amount of $16,236 during the three months ended March 31, 2019 compared to $0 during the three months ended March 31, 2018. The increase was due to the loss on conversion of convertible notes payable.

Interest expense.  We recognized interest expense of $103,241 for the three months ended March 31, 2019 compared to $4,019 for the comparable period of 2018. The increase was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $99,594 compared to $996 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $190,263 for the three months ended March 31, 2019 compared to $40,212 for the three months ended March 31, 2018.

Six Months Ended March 31, 2019 Compared to the Six Months Ended March 31, 2018

Revenue.  We had revenue of $275 for the six months ended March 31, 2019 compared to $0 for the six months ended March 31, 2018.

Cost of goods sold.  We had cost of goods sold of $47 for the six months ended March 31, 2019 compared to $0 for the six months ended March 31, 2018.

General and administrative expense.  We recognized general and administrative expense of $200,409 for the six months ended March 31, 2019 compared to $170,419 for the comparable period of 2018. The increase in general and administrative expense was related to an increase in legal fees, advertising and marketing, and office expense during the period.

Oil Lease Income

The Company had other income related to an oil lease $0 for the six months ended March 31, 2019, compared to $5,531 for the six months ended March 31, 2018.

Loss on conversion of preferred stock.  We recognized loss on the conversion of preferred stock in the amount of $0 for the six months ended March 31, 2019 compared to $7,250 for the comparable period of 2018.

Loss on conversion of debt.   We recognized a loss on the conversion of debt in the amount of $131,547 during the six months ended March 31, 2019 compared to $328,200 during the six months ended March 31, 2018.

Interest expense.  We recognized interest expense of $186,778 for the six months ended March 31, 2019 compared to $5,224 for the comparable period of 2018. The increase was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $176,148 compared to $1,334 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $518,506 for the six months ended March 31, 2019 compared to $505,562 for the six months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, we had cash on hand of $84,142. The Company has negative working capital of $855,873. Net cash used in operating activities for the six months ended March 31, 2019 was $142,455. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended March 31, 2019 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 3, 2019	Common Stock	2,842,809	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0064 per share
January 8, 2019	Common Stock	2,402,899	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0074 per share
February 8, 2019	Common Stock	1,094,891	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0140 per share
February 13, 2019	Common Stock	1,513,636	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0143 per share
March 12, 2019	Common Stock	2,812,500	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0064 per share
March 19, 2019	Common Stock	2,678,571	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0064 per share
March 22, 2019	Common Stock	1,807,692	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0057 per share

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

AngioSoma Inc.

Date: May 15, 2019	By: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director