Form 10-K/A
period 2018-09-30
AngioSoma, Inc.
filed 2019-08-16
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Annual Reports on Form 10-K for the year ended September 30, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on January 3, 2019 (the “Original Report”) inadvertently included incorrect disclosure in footnote number 3 under ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS beginning on page 47 of our previously filed 10-K that states “Effective January 25, 2017, Ms. Blankenship transferred voting control of the Series E Preferred stock to Mr. David P. Summers.” The quoted statement should have been deleted because effective May 16, 2017 the Certificate of Designation was amended to prohibit shared voting. As a result, the transfer of voting control was ineffective as of May 16, 2017.

Footnote 3 under ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS is corrected to read: “Ms. Blankenship owns 1,000,000 shares of the Company’s Series E Preferred Stock. The Series E Preferred Stock carries two votes for each outstanding share of the Company’s common stock and, as a result, has 2/3 voting control over any shareholder votes.”

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Amendment to Certificate of Designation Series E Preferred Stock filed May 16, 2017 (1)
3.2	Certificate of Correction to Amendment to Certificate of Designation filed February 14, 2018 (1)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer. (1)
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer. (1)

__________

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AngioSoma, Inc.

Date: August 16, 2019	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Director