Form 10-K
period 2019-09-30
AngioSoma, Inc.
filed 2019-12-31
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-170315

AngioSoma, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2500 Wilcrest Drive, 3rd Floor Houston, TX	77042
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 832-781-8521

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC Markets

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

Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2019 was $677,935.

There were 210,301,032 shares of the Registrant’s common stock outstanding as of December 30, 2019.

ANGIOSOMA, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “SOAN,” “our,” and “us” refers to AngioSoma, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

AngioSoma is a wellness company dedicated to bringing innovative, effective and high-quality supplement products to the medical, wellness and adult-use markets through our marketing subsidiary, SomaCeuticalsTM. SomaCeuticals has acquired a diversified supply of supplements, strong clinical, scientific and operating capabilities and leading product research and development infrastructure in order to create trusted products and brands in an expanding global market.

We have abandoned our pursuit of FDA clearance and marketing of any drugs or products, including LiprostinTM, the patented pharmaceutical for a controlled drug delivery system. When rights to the drug were acquired it was represented that the initial clinical trials had been successfully completed and the single remaining trial was eligible to go forward. Research disclosed the representations are untrue. Therefore, further efforts to seek clearance and market the product ceased.

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

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

The development and commercialization of our dietary supplements is highly competitive. We expect that we will face significant competition from other companies that develop and market dietary supplements.

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, and marketing dietary supplements than we do.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit marketing of our supplements.

We face an inherent risk of product liability claims. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to users;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize our products and additional products that we may develop.

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

There is currently a limited trading market for our common stock on the OTC Market Group’s Pink tier under the symbol “SOAN.” There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in the supplements industry and competitors;

•	our financial condition, results of operations and prospects;

•	any future issuances of our common stock, which may include primary offerings for cash, and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities, which could cause a recession or downturn in our economy.

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

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the over-the-counter market is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 2. PROPERTIES

We maintain our corporate offices at 2500 Wilcrest Drive, 3rd Floor, Houston, Texas 77042. Our telephone number is 832-781-8521.

ITEM 3. LEGAL PROCEEDINGS

As of September 30, 2019, the Company was involved in litigation: Cause No. 2018-48120; Somaceuticals, Inc. and AngioSoma, Inc. v. David Summers in the 151st District Court of Harris County, Texas. Dr. Summers provided scientific expertise to AngioSoma for a number of years, and there was a dispute regarding the ownership of several patents and other intellectual property. AngioSoma obtained a favorable settlement of the lawsuit on October 16, 2019, which resulted in the settlement of all claims of both parties along with (i) the assignment by the Company of certain technology and intellectual property to Dr. Summers, (ii)  the assignment by Dr. Summers of any interest he owns in certain technology and intellectual property to the Company; and (iii) the assignment by Summers of 5,800,000 shares of Series A preferred stock of the Company to the Company.

We know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the “Over the Counter” Bulletin Board’s Pink Tier (“OTC”) under the symbol “SOAN”. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile.

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

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on December 27, 2019, as quoted by OTC Markets Group, Inc., was $0.0032. There were 210,301,032 shares of common stock issued and outstanding as of December 30, 2019. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2019, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2019.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. During the year ended September 30, 2019, the Company issued 800,000 shares of Series A Preferred Stock with a liquidation value of $1,600,000 as a dividend. At September 30, 2019, 5,800,000 shares of the Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At September 30, 2019,  no shares of Series B Preferred Stock were issued or outstanding.

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

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At September 30, 2019, 509,988 shares of the Series D Preferred Stock were issued and outstanding.

Series E Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock has voting rights on the basis of two votes for every outstanding share of common stock meaning that the holders of the Series E Preferred Stock have 2/3 of the voting rights in the Company. At September 30, 2019, 1,000,000 shares of the Series E Preferred Stock were issued and outstanding.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. At September 30, 2019, 386,975 shares of the Series F Preferred Stock were issued and outstanding.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by during the quarter ended September 30, 2019 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 3, 2019	Common Stock	4,285,714	Conversion of convertible note in the amount of $12,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date.

July 8, 2019	Common Stock	4,800,000	Conversion of convertible note in the amount of $12,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date.

July 10, 2019	Common Stock	4,773,913	Conversion of convertible note in the amount of $9,000 and accrued interest in the amount of $1,980	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date.

July 24, 2019	Common Stock	6,105,263	Conversion of convertible note in the amount of $11,600	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date

August 2, 2019	Common Stock	6,105,263	Conversion of convertible note in the amount of $11,600	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date

August 5, 2019	Common Stock	6,105,263	Conversion of convertible note in the amount of $11,600	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date

August 6, 2019	Common Stock	2,884,211	Conversion of convertible note in the amount of $3,200 and accrued interest in the amount of $2,280	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date

August 21, 2019	Common Stock	7,142,857	Conversion of convertible note in the amount of $10,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date

August 23, 2019	Common Stock	7,142,857	Conversion of convertible note in the amount of $10,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date

August 28, 2019	Common Stock	7,142,857	Conversion of convertible note in the amount of $10,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date

August 30, 2019	Common Stock	5,140,000	Conversion of convertible note in the amount of $8,000 and accrued interest in the amount of $2,280	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company's common stock for the 15 trading days prior to the conversion date

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

Results of Operations

Revenue

Revenue for the year ended September 30, 2019 was $425 compared to revenue of $890 during the year ended September 30, 2018. We began the implementation of our business plan during the current year. We expect our revenue to increase in the coming year as we continue to ramp up our operations.

Cost of Goods Sold

Cost of goods sold was $154 during the year ended September 30, 2019, compared to $207 during the prior year. The reason for the decrease was a decrease in sales during the current year.

Sales, General, and Administrative Expenses

We incurred sales, general and administrative expenses of $316,141 during the year ended September 30, 2019 compared to $351,735 during the year ended September 30, 2018, a decrease of $35,594 or approximately 10%. The decrease was due primarily to a decrease in consulting fees in the amount of $118,598, offset by an increase in non-cash compensation in the amount of $68,250. We expect our sales, general, and administrative expenses to increase in the coming year as we implement our business plan.

Other Income

Other income was $0 for the year ended September 30, 2019, compared to $5,531 for the year ended September 30, 2018, a decrease of $5,531. Other income was related to an oil lease; the Company no longer owns this oil lease.

Gain on Forgiveness of Debt

We recognized a gain on the forgiveness of debt in the amount of $110,834 during the year ended September 30, 2019 compared to $0 during the year ended September 30, 2018. The increase was due to the forgiveness of debt and accrued interest in connection with a note payable held by the Company’s attorney

Loss on Conversion of Preferred Stock

We recognized loss on the conversion of preferred stock in the amount of $0 during the year ended September 30, 2019, compared to $7,250 for the year ended September 30, 2018.

Loss on Conversion of Debt

We recognized loss on the conversion of debt in the amount of $99,000 for the year ended September 30, 2019, compared to $360,480 for the year ended September 30, 2018, a decrease of $261,480 or approximately 73%.

Loss on Marketable Securities

We recognized a loss on marketable securities in the amount of $10,673 during the year ended September 30, 2019, compared to $0 during the year ended September 30, 2018. During the year ended September 30, 2019, the Company wrote off its investment in AFS Securities; during the year ended September 30, 2018, changes in the market value of our investment in AFS Securities were changed to Other Comprehensive Loss. The Company believes that our investment in AFS Securities is no longer recoverable.

Interest Expense

We recognized interest expense in the amount of $360,363 for the year ended September 30, 2019, an increase of $256,873 or approximately 248% compared to $103,490 for the year ended September 30, 2018. The increase was due primarily to an increase in the amount of discount on convertible note payable amortized to interest expense.

Net Loss

For the reasons above, our net loss for the year ended September 30, 2019 was $675,072, a decrease of $141,669 or approximately 17% compared to a net loss of $816,741 for the year ended September 30, 2018.

Other Comprehensive Income (Loss)

The Company had other comprehensive loss of ($971) for the year ended September 30, 2019, compared to other comprehensive income of $1,941 for the year ended September 30, 2018, a decrease of $2,912. Other comprehensive income (loss) consists of the change in market value of the stock of our investment in AFS Securities.

Dividends on Preferred Stock

The Company paid dividends on its Series A Preferred Stock in the amount of 800,000 shares with a liquidation value of $1,600,000 during the year ended September 30, 2019, compared to $0 during the year ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2019, we had cash of $100,459, and a working capital deficit in the amount of $686,257. During the year ended September 30, 2019, we had cash used in operating activities of $260,138, consisting of our net loss of $675,072, partially offset by non-cash compensation of $68,250, depreciation of $472, amortization of discount on notes payable of $334,842, loss on conversion of notes payable of $99,000, and loss on marketable securities of $10,673, partially offset by gain on forgiveness of debt in the amount of $110,834. Our cash position also increased by a net change in the components of working capital in the amount of $12,531 during the period. We have an accumulated deficit at September 30, 2019 in the amount of $6,373,607. We generated cash flows from financing activities in the amount of $269,000 from the issuance of convertible notes payable.

We had no material commitments for capital expenditures as of September 30, 2019. However, should we execute our business plan as anticipated, we will incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Going concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2019, the Company had a net loss of $675,072 and generated negative cash flow from operating activities in the amount of $260,138. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AngioSoma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AngioSoma, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018 and the related statements of operations, statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the years ended September 30, 2019 and 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years ended September 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2012.

Houston, Texas

December 31, 2019

ANGIOSOMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2019	2018
CURRENT ASSETS
Cash and cash equivalents	$100,459	$91,597
Prepaid expenses	787	-
Other current assets	-	16,395
Inventory	40,115	3,815
Total current assets	141,361	111,807

Available for sale securities, at market value	-	11,644
Intellectual property, net of impairment of $2,990,535	-	-

Fixed assets, net	822	1,294

TOTAL ASSETS	$142,183	$124,745

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$135,067	$136,867
Accounts payable to related party	291,372	281,372
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $52,205 and $8,720, respectively	113,795	185,280
Note payable, default	-	100,000
Current portion of accrued interest payable	227,734	232,307
Total current liabilities	827,618	995,476

Accrued interest payable	-	-

TOTAL LIABILITIES	827,618	995,476

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 170,467,283 and 69,323,021 shares issued and outstanding at September 30, 2019 and 2018, respectively	170,468	69,323
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A Preferred Stock, 5,800,000 and 5,000,000 shares issued and outstanding at September 30, 2019 and 2018, respectively	4,590,535	2,990,535
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at September 30, 2019 and 2018	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at September 30, 2019 and 2018	1,000	1,000
Series F Preferred Stock; $0.001 par value; 386,975 and 446,975 shares issued and outstanding at September 30, 2019 and 2018, respectively	387	447
Additional paid-in capital	1,225,272	2,065,018
Accumulated other comprehensive income	-	971
Accumulated deficit	(6,673,607)	(5,998,535)

TOTAL STOCKHOLDERS' DEFICIT	(685,435)	(870,731)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$142,183	$124,745

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	September 30,
	2019	2018

REVENUE	$425	$890
Cost of goods sold	154	207
	271	683
OPERATING EXPENSES
General and administrative expenses	316,141	351,735
Total operating expenses	316,141	351,735

LOSS FROM OPERATIONS	(315,870)	(351,052)

OTHER INCOME (EXPENSE)
Other income	-	5,531
Gain on forgiveness of debt	110,834	-
Loss on conversion of preferred stock	-	(7,250)
Loss on conversion of debt	(99,000)	(360,480)
Loss on marketable securities	(10,673)	-
Interest expense	(360,363)	(103,490)

Net Loss	$(675,072)	$(816,741)

Preferred Stock Dividend	(1,600,000)	-

Net loss available to common shareholders	$(2,275,072)	$(816,741)

Net loss per share available to common shareholders – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	104,775,749	56,513,762

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Twelve Months Ended September 30,
	2019	2018

NET LOSS	$(675,072)	$(816,741)

Change in fair value of AFS securities	$(971)	$1,941

COMPREHENSIVE LOSS	$(676,043)	$(814,800)

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Series A		Series B		Series D		Series E		Series F		Additional	Other		Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Comprehensive	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)

Balance, September 30, 2017	45,584,067	$45,584	5,000,000	$2,990,535	30,000	$30	509,988	$510	1,000,000	$1,000	471,975	$472	$1,520,658	$(970)	$(5,181,794)	$(623,975)

Conversion of Series B Preferred stock to common stock	500,000	500	-	-	(30,000)	(30)	-	-	-	-	-	-	6,780	-	-	7,250
Common stock issued for conversion of convertible note payable	20,738,954	20,739	-	-	-	-	-	-	-	-	-	-	88,442	-	-	109,181
Common stock issued for conversion of Series F Preferred stock	2,500,000	2,500	-	-	-	-	-	-	-	-	(25,000)	(25)	(2,475)	-		-
Beneficial conversion discount on convertible notes payable	-	-	-	-	-	-	-	-	-	-	-	-	91,133	-	-	91,133
Loss on conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	360,480	-	-	360,480
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	1,941	-	1,941
Net loss for the year ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(816,741)	(816,741)
Balance, September 30, 2018	69,323,021	$69,323	5,000,000	$2,990,535	-	$-	509,988	$510	1,000,000	$1,000	446,975	$447	$2,065,018	$971	$(5,998,535)	$(870,731)

Common stock issued for conversion of convertible note payable and accrued interest	97,644,262	97,645	-	-	-	-	-	-	-	-	-	-	341,118	-	-	438,763
Common stock issued to officer as compensation	3,500,000	3,500	-	-	-	-	-	-	-	-	-	-	64,750	-	-	68,250
Beneficial conversion discount on convertible notes payable	-	-	-	-	-	-	-	-	-	-	-	-	354,326	-	-	354,326
Cancellation of Series F	-	-	-	-	-	-	-	-	-	-	(60,000)	(60)	60	-	-	-
Dividend on Preferred A	-	-	800,000	1,600,000	-	-	-	-	-	-	-	-	(1,600,000)	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(971)	-	(971)
Net loss for the year ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(675,072)	(675,072)

Balance, September 30, 2019	170,467,283	$170,468	5,800,000	$4,590,535	-	$-	509,988	$510	1,000,000	$1,000	386,975	$387	$1,225,272	$-	$(6,673,607)	$(685,435)

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	September 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(675,072)	(816,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	68,250	-
Depreciation	472	118
Amortization of discount on convertible note payable	334,842	83,597
Gain on forgiveness of debt	(110,834)	-
Loss on conversion of convertible notes payable	99,000	360,480
Loss on marketable securities	10,673	-
Loss on conversion of preferred stock	-	7,250
Changes in operating assets and liabilities
Prepaid expenses	(787)	750
Deposits on inventory	16,395	(16,395)
Inventory	(36,300)	(3,815)
Accounts payable and accrued liabilities	(1,471)	44,768
Accounts payable and accrued liabilities to related party	10,000	143,313
Accrued interest payable	24,694	16,584
NET CASH (USED IN) OPERATING ACTIVITIES	(260,138)	(180,091)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	-	(1,412)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(1,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	269,000	259,000
Proceeds from sale of common stock	-	-
Proceeds from sale of Series B Preferred Stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	269,000	259,000

NET INCREASE IN CASH	8,862	77,497

Cash at beginning of period	91,597	14,100

Cash at end of period	$100,459	$91,597

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Noncash investing and financing transactions:
Common stock issued for conversion of convertible note payable	$340,260	$109,180
Preferred stock returned for cancellation	$60	$-
Common stock issued for conversion of Series B Preferred stock	$-	$3,000
Change in fair value of available-for-sale securities	$(971)	$1,941
Beneficial conversion discount on convertible note payable	$354,326	$91,133
Dividend on Series A Preferred Stock	$1,600,000	$-

The accompany notes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

Note 1. General Organization and Business

AngioSoma is a wellness company dedicated to bringing innovative, effective and high-quality supplement products to the medical, wellness and adult-use markets through our marketing subsidiary, SomaCeuticalsTM. SomaCeuticals has acquired a diversified supply of supplements, strong clinical, scientific and operating capabilities and leading product research and development infrastructure in order to create trusted products and brands in an expanding global market.

We have abandoned our pursuit of FDA clearance and marketing of any drugs or products, including LiprostinTM, the patented pharmaceutical for a controlled drug delivery system. When rights to the drug were acquired it was represented that the initial clinical trials had been successfully completed and the single remaining trial was eligible to go forward. Research disclosed the representations are untrue. Therefore, further efforts to seek clearance and market the product ceased.

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, SomaCeuticals, Inc., First Titan Energy, LLC and First Titan Technical, LLC from the date of their formations or acquisition. Significant intercompany transactions have been eliminated in consolidation.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

The following table presents assets that were measured and recognized at fair value as of September 30, 2019 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Available for sale securities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of the service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the year ended September 30, 2019.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $100,459 and $91,597 as of September 30, 2019 and 2018, respectively. There were no cash equivalents as of September 30, 2019 and 2018.

Property and equipment

Property and equipment of the Company is stated at cost. In accordance with ASC Topic 360 Property, Plant and Equipment, expenditure for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is provided principally on the straight-line method over the estimated useful lives of the asset

 During the year ended September 30, 2019, the Company did not purchase any property or equipment.   Depreciation expense was $472 during the year ended September 30, 2019 compared to $118 during the year ended September 30, 2018.

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

The Company recorded other income in connection with oil lease royalties in the amount of $0 and $5,531 during the years ended September 30, 2019 and 2018, respectively. All oil and gas properties were disposed of during the period ended September 30, 2018.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2019 and 2018.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2019 or 2018.

Recently Issued Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board (the “FASB”) are subject to change. Changes in such standards may have an impact on our future financial statements. The following are a summary of recent accounting developments.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The implementation of this standard did not have a material effect on our results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We intend to adopt the ASU and related amendments on October 1, 2019 and expect to elect certain practical expedients permitted under the transition guidance. We elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of our leases will continue to be classified as operating leases. During the first quarter of fiscal 2020, we will complete our implementation of our processes and policies to support the new lease accounting and reporting requirements. We do not expect the implementation of this pronouncement to have a material effect on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Adoption of ASU 2016-15 did not have a material effect on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for us on October 1, 2019. We do not expect the implementation of this pronouncement to have a material effect on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for us on October 1, 2018, and will be applied to an award modified on or after the adoption date. Adoption of ASU 2017-09 did not have a material effect on our financial statements.

Effective June 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. Under ASC 606, we recognize revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on our financial statements as a result of adopting ASC 606.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2019, the Company had a net loss of $675,072. As of September 30, 2019, the Company had a working capital deficit of $686,257 and an accumulated deficit of $6,673,607. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Note 4. Related Party Transactions

For the year ended September 30, 2019

David Summers, a significant shareholder of the Company, formerly provided consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As of September 30, 2019, the aggregate liability accrued to Mr. Summers was $112,804. The Company was also involved in a legal dispute with Mr. Summers to gather the funds due by Summers to the Company, as well as the written agreement for Summers to provide certain patents and formulas. Subsequent to September 30, 2019, the Company entered into a settlement agreement with Mr. Summers; see note 10.

Alex Blankenship is paid $5,000 per month under her employment agreement as Chief Executive Officer of the Company. As of September 30, 2019, the Company owed Ms. Blankenship $140,438 for unpaid compensation.

During the year ended September 30, 2019, the Company issued 3,500,000 shares of common stock with a fair value of $68,250 to Ms. Blankenship as a bonus.  These shares were valued at $0.195 per share, which was the closing price of the Company’s common stock on the date of the grant.

As of September 30, 2019, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

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

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated May 14, 2018 in the original principal amount of $58,000, maturing February 28, 2019, bearing interest at 12% per year, convertible beginning November 14, 2018 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In November and December 2018, principal in the amount of $58,000 and accrued interest in the amount of $3,480 were converted into a total of 6,959,142 shares of common stock.	-	58,000

Convertible note dated June 25, 2018 in the original principal amount of $43,000, maturing April 15, 2019, bearing interest at 12% per year, convertible beginning December 25, 2018 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In December 2018, principal in the amount of $12,000 was converted into a 2,006,689 shares of common stock; in January 2019, principal in the amount of $31,000 and accrued interest in the amount of $2,580, respectively, were converted into an aggregate of 5,245,708 shares of common stock.	-	43,000

Convertible note dated August 2, 2018 in the original principal amount of $33,000, maturing May 15, 2019, bearing interest at 12% per year, convertible beginning February 2, 2019 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2019, principal in the amount of $33,000 and accrued interest in the amount $1,980 were converted into an aggregate of 2,608,527 shares of common stock.	-	33,000

Convertible note dated September 7, 2018 in the original principal amount of $40,000, maturing June 30, 2019, bearing interest at 12% per year, convertible beginning March 7, 2019 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In March 2019, principal in the amount of $40,000 and accrued interest in the amount of $2,400 were converted into an aggregate of 7,298,763 shares of common stock.	-	40,000

Convertible note dated October 31, 2018 in the original principal amount of $38,000, maturing August 15, 2019, bearing interest at 12% per year, convertible beginning April 29, 2019 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In May 2019, principal in the amount of $38,000 and accrued interest in the amount of $2,280 were converted into an aggregate of 8,597,234 shares of common stock.	-	-

	September 30, 2019	September 30, 2018
Convertible note dated December 20, 2018 in the original principal amount of $33,000, maturing October 15, 2019, bearing interest at 12% per year, convertible beginning June 18, 2019 into common stock at a rate of 65% of the average of the two bid prices during the 15 trading days prior to conversion. In July 2019, principal in the amount of $33,000 and accrued interest in the amount of $1,980 were converted into an aggregate of 13,859,627 shares of common stock.	-	-

Convertible note dated January 22, 2019 in the original principal amount of $38,000, maturing November 15, 2019, bearing interest at 12% per year, convertible beginning July 21, 2019 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In July 2019, principal in the amount of $11,600 was converted into an aggregate of 6,105,263 shares of common stock; in August 2019, principal in the amount of $26,400 and accrued interest in the amount of $2,280 were converted into an aggregate of 15,094,737 shares of common stock.	-	-

Convertible note dated February 19, 2019 in the original principal amount of $38,000, maturing December 15, 2019, bearing interest at 12% per year, convertible beginning August 18, 2019 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In August 2019, principal in the amount of $38,000 and accrued interest in the amount of $2,280 were converted into an aggregate of 26,568,571 shares of common stock.	-	-

Convertible note dated April 1, 2019 in the original principal amount of $45,000, maturing February 15, 2020, bearing interest at 12% per year, convertible beginning September 28, 2019 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	45,000	-

Convertible note dated May 21, 2019 in the original principal amount of $35,000, maturing March 15, 2020, bearing interest at 12% per year, convertible beginning November 17, 2019 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	35,000	-

Convertible note dated August 2, 2019 in the original principal amount of $33,000, maturing May 15, 2020, bearing interest at 12% per year, convertible beginning January 29, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	-

Convertible note dated August 13, 2019 in the original principal amount of $33,000, maturing May 30, 2020, bearing interest at 12% per year, convertible beginning February 9, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	-

Total current convertible notes payable	166,000	194,000

Less: discount on convertible notes payable	(52,205)	(8,720)
Total convertible notes payable, net of discount	$113,795	$185,280

During the year ended September 30, 2019, the Company also converted a note payable with a remaining principal of $0 into 3,300,001 shares of common stock with a fair value of $99,000; the Company recognized a loss in the amount of $99,000 on this conversion. This debt was originally settled in a previous year through conversions, but the Company honored a current year conversion notice resulting in a loss on conversion.

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

During the year ended September 30, 2019, the Company recognized interest expense of $25,521 and amortization of discount on convertible notes payable of $334,842.

During the year ended September 30, 2018, the Company recognized interest expense of $19,893 and amortization of discount on convertible notes payable of $83,597.

Conversions to Common Stock

During the year ended September 30, 2019, the holders of the convertible notes payable elected to convert principal and accrued interest of $339,763 into 97,644,262 shares of common stock, resulting in a loss on conversion in the amount of $99,000.

During the year ended September 30, 2018, the holders of the convertible notes payable elected to convert principal and accrued interest of $109,180 into 20,738,954 shares of common stock, resulting in a loss on conversion in the amount of $360,480.

Advances

As of September 30, 2019 and 2018, the Company owed non-interest bearing advances of $59,650.  The Company recorded imputed interest in the amount of $4,772 during the years ended September 30, 2019 and 2018.

Note 6. Note Payable

The Company entered into a promissory note with its attorney to refinance accounts payable of $68,793 as of September 30, 2016 into a promissory note. The note can be issued up to the total principal amount of $100,000 and includes the prepayment of legal fees of $31,498 to be incurred during the period from October 1, 2016 through March 1, 2017. The note payable was recorded at $68,793 (the amount of refinanced accounts payable) as of September 30, 2017. There was no prepayment recognized as of September 30, 2017. During the year ended September 30, 2018, the company increased the amount of the note to $100,000 in connection with legal fees incurred. The note bears interest at the prime rate and requires monthly payments of principal and interest of $10,000 beginning July 1, 2017, the maturity date. During the year ended September 30, 2019, this note in the principal amount of $100,000 and accrued interest in the amount of $10,834 was forgiven by the lender; the Company recorded a gain in the amount of $110,834 in connection with the note forgiveness, and as of September 30, 2019, the balance of this note is $0. During the year ended September 30, 2019, the Company accrued interest in the amount of $1,371 and $4,058, respectively, on this note.

Note 7. Stockholders’ deficit

As of inception, the Company had authorized 480,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2019, there were 170,467,283 shares of common stock, 5,800,000 shares of Series A Preferred Stock, 509,988 shares of Series D Preferred Stock, 1,000,000 shares of Series E Preferred Stock and 386,975 shares of Series F Preferred Stock outstanding.

Conversions to Common Stock

During the year ended September 30, 2019, the holders of the convertible notes payable elected to convert principal and accrued interest of $339,763 into 97,644,262 shares of common stock, resulting in a loss on conversion in the amount of $99,000.

During the year ended September 30, 2018, the holders of the convertible notes payable elected to convert principal and accrued interest of $109,180 into 20,738,954 shares of common stock, resulting in a loss on conversion in the amount of $360,480.

Common stock issued for services

During the year ended September 30, 2019, the Company issued 3,500,000 shares of common stock with a fair value of $68,250 to its President and CEO as a bonus. These shares were valued at $0.195 per share, which was the closing price of the Company’s common stock on the date of the grant.

Preferred Stock

Our authorized preferred stock consists of 20,000,000 shares of $0.001 par value preferred stock.

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. During the year ended September 30, 2019, the Company issued 800,000 shares of Series A Preferred Stock with a liquidation value of $1,600,000 as a dividend. At September 30, 2019 and 2018, there were 5,800,000 and 5,000,000 shares of our Series A Preferred Stock outstanding, respectively

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share.

During the year ended September 30, 2018, the Company issued 500,000 shares of common stock upon conversion of the Series B Preferred Stock. A loss of $7,250 was recognized and is recorded in Additional paid-in capital on the consolidated balance sheet.  At September 30, 2019 and 2018, there were 0 and 30,000 shares, respectively, of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of September 30, 2019 and 2018.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At September 30, 2019 and 2018, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At September 30, 2019 and 2018, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. At September 30, 2019, 386,975 shares of the Series F Preferred Stock were issued and outstanding.

During the year ended September 30, 2018, the Company issued 2,500,000 shares of common stock upon conversion of 25,000 shares of Series F Preferred Stock. There was no gain or loss recognized on this transaction.

During the year ended September 30, 2019, the holders of 60,000 shares of the Series D Preferred stock returned these shares to the Company for cancellation. There was no gain or loss recognized on this transaction.

At September 30, 2019 and 2018, there were 386,975 and 446,975 shares of Series F Preferred Stock outstanding, respectively.

Beneficial conversion discount

During the year ended September 30, 2019, we recorded a beneficial conversion discount of $354,326 as a result of discounts on convertible notes payable issued during the period.

During the year ended September 30, 2018, we recorded a beneficial conversion discount of $91,133 as a result of discounts on convertible notes payable issued during the period.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2019. The Company currently has net operating loss carryforwards aggregating $2,007,956 which expire in 2033. The deferred tax asset related to the net operating loss carryforwards has been fully reserved.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from April 29, 2016 (date of inception) through September 30, 2019 is the valuation allowance as follows.

Tax benefit at U.S. statutory rate	$423,807
Valuation allowance	(423,807)
Tax benefit, net	$—

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

The tax returns for fiscal year 2017 is still open for review by the Internal Revenue Service.

Note 9. Available-for-Sale Securities

The Company owns a non-controlling interest in certain marketable equity securities. This investment is accounted for as available-for-sale. The Company determined that the loss in value of the available-for-sale securities was considered other than temporary due to the fact that these shares are no longer trading on public markets. As a result, the loss of $10,673 was recognized as an impairment loss in the consolidated statement of operations. Available-for-sale securities is comprised of the following as of September 30,

	2019	2018
Common stock of Biofuels Power Corp. (Initial Cost)	$35,000	$35,000
Cumulative realized loss on available-for-sale securities	(35,000)	(24,327)
Unrealized loss on available-for-sale securities	-	971
Available-for-sale securities	$-	$11,644

Note 10. Subsequent Events

Change of Corporate Domicile to Wyoming

On October 4, 2019, AngioSoma, Inc. (the “Company”) filed Articles of Continuance with the Secretary of State of Wyoming to continue its business in the state of Wyoming.  The Company filed its Certificate of Dissolution with the Secretary of State of Nevada on October 21, 2019 since it is no longer a Nevada corporation.  The Company undertook the necessary steps to notify the Financial Industry Regulatory Authority (“FINRA”) of the move from Nevada to Wyoming, and on October 28, 2019, FINRA notified the Company that FINRA has updated their system to reflect that the Company is now a Wyoming company.

Settlement Agreement

As of September 30, 2019, the Company was involved in litigation: Case No. 2018-48120; Somaceuticals, Inc. and AngioSoma, Inc. v. David Summers in the 151st District Court of Harris County, Texas. Dr. Summers provided scientific expertise to AngioSoma for a number of years, and there was a dispute regarding the ownership of several patents and other intellectual property. AngioSoma obtained a favorable settlement of the lawsuit on October 16, 2019, which resulted in the settlement of all claims of both parties along with (i) the assignment by the Company of certain technology and intellectual property to Dr. Summers, (ii) the assignment by Dr. Summers of any interest he owns in certain technology and intellectual property to the Company; and (iii) the assignment by Summers of 5,800,000 shares of Series A preferred stock of the Company to the Company.

Conversion of Notes Payable

On October 7, 2019, the holders of the convertible note payable dated April 1, 2019 elected to convert principal in the amount of $12,000 into 4,285,714 shares of the Company’s common stock at a price of $0.0028 per share.  There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

On October 15, 2019, the holders of the convertible note payable dated April 1, 2019 elected to convert principal in the amount of $16,900 into 6,500,000 shares of the Company’s common stock at a price of $0.0026 per share. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

On October 22, 2019, the holders of the convertible note payable dated April 1, 2019 elected to convert principal in the amount of $16,100 and accrued interest in the amount of $2,700 into a total of 8,545,455 shares of the Company’s common stock at a price of $0.0022 per share. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

On December 2, 2019, the holders of the convertible note payable dated May 21, 2019 elected to convert principal in the amount of $15,000 into 7,894,737 shares of the Company’s common stock at a price of $0.0019 per share. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

On December 16, 2019, the holders of the convertible note payable dated May 21, 2019 elected to convert principal in the amount of $12,000 into 6,666,667 shares of the Company’s common stock at a price of $0.0018 per share. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

On December 27, 2019, the holders of the convertible note payable dated May 21, 2019 elected to convert principal in the amount of $8,000 and accrued interest in the amount of $2,100 into a total of 5,941,176 shares of the Company’s common stock at a price of $0.0017 per share. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

Annual Meeting

On October 25, 2019, AngioSoma, Inc. (‘The Company’, ‘We’, ‘Our’) held its 2019 Annual Shareholder Meeting at 9:00 A.M. CDT in the corporate office (the “Meeting”) and today announces the results of the Meeting as follows:

Alex Blankenship was reelected as the sole director to serve until the next annual meeting or until her successor is elected and qualified.

The chairman made the following statement that was adopted by the majority shareholder and made a part of the 2019 Annual Shareholder Meeting:

I’ve heard rumors that some people believe Brent Atwood, a permanently barred securities broker and unregistered investment advisor will become affiliated with the Corporation in some capacity other than shareholder. All shareholders and the public generally are strongly advised that management and the holder of majority shareholder vote have no intention of permitting Atwood to have any position with the Corporation. In addition to being barred for life as a broker and being an unregistered investment advisor, we are informed the Securities and Exchange Commission enforcement division has opened a file on Atwood for insider trading in the Corporation’s stock.

M&K CPAS PLLC was confirmed as the Company’s auditor and there was no discussion or vote on executive compensation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

As of September 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2019.

The Company recognizes the following weaknesses and deficiencies of the Company as of September 30, 2019:

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Alex Blankenship 2500 Wilcrest Drive, 3rd Floor Houston, TX 77042	57	Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Director

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

The table below summarizes all compensation awards paid to our named executive officer for all service rendered in all capacities to us for the fiscal periods ended September 30, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Blankenship	2019	$50,000	(a)		$68,250	(b)	-	-	-	-	$118,250
CEO	2018	$10,000	(c)	-		(b)	-	-	-	-	$10,000
	2017	$—		—	$23,950		—	—	—	—	$23,950

(a) Includes amount paid to Ms. Blankenship in cash during the year; does not include $10,000 in salary accrued but not paid.

(b) Includes 3,500,000 shares of common stock with a fair value of $73,500 awarded to Ms. Blankenship on November 30, 2018.

(c) Includes amount paid to Ms. Blankenship in cash during the year; does not include $50,000 in salary accrued but not paid.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2019

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the period ended September 30, 2019 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of December 24, 2019, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Brent A. Atwood	25,220,000	(1)	12.0%
5000 Riverside Drive Ste 100E Bldg 6 Irving, TX 75039

Kenwood Capital LLC 14001 Walden Road, Suite 600 Montgomery, TX 77356	10,000,000		4.8%

David P. Summers 14001 Walden Road, Suite 600 Montgomery, TX 77356	7,000,000	(2)	3.3%

Alex Blankenship	6,000,000	(3)	2.9%

All directors and executive officers as a group (1) person.	6,000,000		2.9%

(1) As disclosed in Schedule 13D filed by Mr. Atwood to the Securities and Exchange Commission on August 12, 2019.

(2) Includes 4,000,000 shares owned by Dorothy Louise Summer, Mr. Summers’ spouse.

(3) Does not include shares of common stock underlying 1,000,000 shares of the Company’s Series E Preferred Stock owned by Ms. Blankenship. The Series E Preferred Stock carries two votes for each outstanding share of the Company’s common stock and, as a result, has 2/3 voting control over any shareholder votes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended September 30, 2019 and 2018:

	2019	2018
Audit Fees	$26,750	$26,750

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$26,750	$26,750

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

AngioSoma, Inc.

Date: December 31, 2019	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Director