Form 10-Q
period 2019-12-31
AngioSoma, Inc.
filed 2020-02-14
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

_________________________

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check is smaller reporting company)		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2020, 225,634,365 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2019	2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$48,709	$100,459
Prepaid expenses and other current assets	3,130	787
Inventory	40,081	40,115
Total current assets	91,920	141,361

Fixed assets, net	1,430	822

TOTAL ASSETS	$93,350	$142,183

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$133,467	$135,067
Accounts payable to related party	173,568	291,372
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $5,384 and $52,205, respectively	115,616	113,795
Current portion of accrued interest payable	227,917	227,734

Total current liabilities	710,218	827,618

TOTAL LIABILITIES	710,218	827,618

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 210,301,032 and 170,467,283 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	210,301	170,468
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, 0 and 5,800,000 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	—	4,590,535
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 386,975 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	387	387
Additional paid-in capital	6,005,578	1,225,272
Accumulated deficit	(6,834,644)	(6,673,607)

TOTAL STOCKHOLDERS’ DEFICIT	(616,868)	(685,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$93,350	$142,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2019	2018

Revenue	$77	$275
Cost of goods sold	14	47
Gross Profit	63	228

Operating Expenses
General and administrative expenses	74,296	129,623
Total operating expenses	74,296	129,623

Loss From Operations	(74,233)	(129,395)

Other Income (Expense)
Loss on conversion of debt	—	(115,311)
Interest expense	(86,804)	(83,537)
Total other income (expense)	(86,804)	(198,848)

Net Loss	$(161,037)	$(328,243)

Net loss per common share - basic and diluted	$(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	190,202,931	74,910,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional paid-in	Other Comprehensive	Accumulated	Total Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)
Balance, September 30, 2018	69,323,021	$69,323	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	446,975	$447	$2,065,018	$971	$(5,998,535)	$(870,731)

Common stock issued for conversion of convertible note payable	12,265,832	12,266	—	—	—	—	—	—	—	—	—	—	61,214	—	—	73,480

Common stock issued to officer as compensation	3,500,000	3,500	—	—	—	—	—	—	—	—	—	—	64,750	—	—	68,250

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	97,421	—	—	97,421

Loss on conversion of debt	—	—	—	—	—	—	—	—	—	—	—	—	115,311	—	—	115,311

Net loss for the three months ended December 31 2018	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(328,243)	(328,243)

Balance, December 31, 2018	85,088,853	$85,089	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	446,975	$447	$2,403,714	$971	$(6,326,778)	$(844,512)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional paid-in	Other Comprehensive	Accumulated	Total Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)
Balance, September 30, 2019	170,467,283	$170,468	5,800,000	$4,590,535	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$1,225,272	$—	$(6,673,607)	$(685,435)

Common stock issued for conversion of convertible note payable and accrued interest	39,833,749	39,833	—	—	—	—	—	—	—	—	—	—	44,967	—	—	84,800

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	32,000	—	—	32,000

Return of preferred shares and retirement of accrued compensation from legal settlement	—	—	(5,800,000)	(4,590,535)	—	—	—	—	—	—	—	—	4,703,339	—	—	112,804

Net loss for the three months ended December 31, 2019	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(161,037)	(161,037)

Balance, December 31, 2019	210,301,032	$210,301	—	$—	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,005,578	$—	$(6,834,644)	$(616,868)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(161,037)	(328,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	906	118
Amortization of discount on convertible note payable	81,821	76,554
Loss on conversion of debt	—	115,311
Stock-based compensation	—	68,250
Changes in operating assets and liabilities
Inventory	34	(20,167)
Prepaid expenses	(2,343)	(3,150)
Accounts payable and accrued liabilities	(1,600)	6,656
Accounts payable to related party	(5,000)	5,000
Accrued interest payable	4,983	6,983
NET CASH USED IN OPERATING ACTIVITIES	(82,236)	(72,688)

NET CASH USED IN INVESTING ACTIVITIES
Cash used to acquire fixed assets	(1,514)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,514)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net	32,000	35,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,000	35,000

NET CHANGE IN CASH	(51,750)	(37,688)

Cash at beginning of period	100,459	91,597

Cash at end of period	$48,709	$53,909

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable into common stock	$84,800	$73,480
Return of Series A preferred shares and settlement of related party compensation	$4,703,339	$—
Beneficial conversion discount on convertible notes payable	$32,000	$97,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

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

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30. On October 4, 2019, the Company filed Articles of Continuance with the Secretary of State of Wyoming to continue its business in the state of Wyoming.  The Company filed its Certificate of Dissolution with the Secretary of State of Nevada on October 21, 2019 since it is no longer a Nevada corporation.  The Company undertook the necessary steps to notify the Financial Industry Regulatory Authority (“FINRA”) of the move from Nevada to Wyoming, and on October 28, 2019, FINRA notified the Company that FINRA has updated their system to reflect that the Company is now a Wyoming company.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2019, the Company had a net loss of $161,037 and negative cash flow from operating activities of $82,236. As of December 31, 2019, the Company had negative working capital of $618,298. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2019 which are included on our Form 10-K filed on December 31, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2020.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We elected certain practical expedients permitted under the transition guidance and the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of our leases will continue to be classified as operating leases. The Company adopted this guidance on October 1, 2019, with no impact to the consolidated financial statements due to the Company not being a party to any lease agreements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this guidance on October 1, 2019 with no material effect on our consolidated financial statements.

Note 4. Advances

As of December 31, 2019 and September 30, 2019, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated April 1, 2019 in the original principal amount of $45,000, maturing February 15, 2019, bearing interest at 12% per year, convertible beginning September 28, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In October 2019, principal of $45,000 and accrued interest of $2,700 were converted into 19,331,169 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	45,000

Convertible note dated May 21, 2019 in the original principal amount of $35,000, maturing March 15, 2019, bearing interest at 12% per year, convertible beginning November 17, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In December 2019, principal of $35,000 and accrued interest of $2,100 were converted into 20,502,580 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	35,000

Convertible note dated August 2, 2019 in the original principal amount of $33,000, maturing May 15, 2020, bearing interest at 12% per year, convertible beginning January 29, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	33,000

Convertible note dated August 13, 2019 in the original principal amount of $33,000, maturing May 30, 2020, bearing interest at 12% per year, convertible beginning February 9, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	33,000

Convertible note dated October 28, 2019 in the original principal amount of $35,000, maturing September 15, 2020, bearing interest at 12% per year, convertible beginning April 5, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	35,000	—

Total current convertible notes payable	121,000	166,000

Less: discount on convertible notes payable	(5,384)	(52,205)
Total convertible notes payable, net of discount	$115,616	$113,795

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. During the three months ended December 31, 2019, the Company recorded discounts to notes payable in connection with beneficial conversion features in the aggregate amount of $32,000 and deferred finance costs of $3,000, and recorded amortization of discounts in the amount of $81,821.

As of December 31, 2019 and September 30, 2019, accrued interest on notes payable was $227,917 and $227,734, respectively.

During the three months ended December 31, 2019 and 2018, interest expense on the convertible notes payable was $4,983 and $6,983, respectively.

 Note 6. Related Party Transactions

David Summers, a significant shareholder of the Company, formerly provided consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As part of the legal settlement discussed in Note 8, the Company was relived of these outstanding claims, and the unpaid liability balance of $112,804 was retired as contributed capital.

Alex Blankenship is paid $5,000 per month under her employment agreement as Chief Executive Officer of the Company. As of December 31, 2019, the Company owed Ms. Blankenship $135,438 for unpaid compensation.

As of December 31, 2019, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

Note 7. Stockholders’ Equity (Deficit)

Preferred Series A

During the three months ended December 31, 2019, the Company entered into a settlement agreement with David Summers, the Company’s former CEO and a common stockholder. As part of this settlement, David Summers returned 5,800,000 Series A preferred shares to the Company which were cancelled. See Note 8 for additional information regarding the settlement.

Common stock issued for conversion of convertible notes payable

During the three months ended December 31, 2019, the Company issued 39,833,749 shares of common stock upon the conversion of principal of $80,000 and accrued interest of $4,800. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

Beneficial conversion feature

During the three months ended December 31, 2019, the Company charged to additional paid-in capital the aggregate amount of $32,000 on connection with the beneficial conversion feature of notes payable.

Note 8. Commitments and Contingent Liabilities

Litigation

The Company was involved in a legal dispute with Mr. David Summers, a significant shareholder, regarding the settlement of claims on certain patents and formulas.  In October 2019, the Company entered into a settlement agreement with David Summers whereby all claims, disputes and litigation were dismissed. Mr. Summers returned 5,800,000 shares of Series A Preferred stock to the Company, which were cancelled. The Company was relieved of the previously recognized liability for compensation amounts due to Mr. Summers of $112,804. The Company assigned three patents that it previously held to David Summers, which had no book value as of the date of the settlement.  The settlement was recorded as a capital transaction due to the related party nature and as such no gain or loss was recorded.

Note 9.  Subsequent Events

On January 14, 2020, the Company entered into a convertible promissory note of $38,000, which matures on November 1, 2020 and bears interest at 12%. The promissory note is convertible beginning July 16, 2020 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. The Company received cash proceeds of $35,000 after deferred financing fees.

On February 10, 2020, the holders of the convertible note payable dated August 2, 2019 elected to convert principal in the amount of $12,000 into 6,000,000 shares of the Company’s common stock at a price of $0.002 per share.  There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

On February 14, 2020, the holders of the convertible note payable dated August 2, 2019 elected to convert principal in the amount of $14,000 into 9,333,333 shares of the Company’s common stock at a price of $0.0015 per share.  There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

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

Results of Operations

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Revenue.  We had revenue of $77 for the three months ended December 31, 2019 compared to $275 for the three months ended December 31, 2018.

Cost of goods sold.  We had cost of goods sold of $14 for the three months ended December 31, 2019 compared to $47 for the three months ended December 31, 2018.

General and administrative expense.  We recognized general and administrative expense of $74,296 for the three months ended December 31, 2019 compared to $129,623 for the comparable period of 2018. The decrease in general and administrative expense was related primarily to decreases in consulting fees and computer/internet expenses.

Loss on conversion of debt.  We recognized a loss on the conversion of debt in the amount of $115,311 during the three months ended December 31, 2018.

Interest expense.  We recognized interest expense of $86,804 for the three months ended December 31, 2019 compared to $83,537 for the comparable period of 2018, including amortization of the discount on convertible notes payable of $81,821 and $76,554 during the three months ended December 31, 2019 and 2018, respectively.

Net loss.  For the reasons above, we recognized a net loss of $161,037 for the three months ended December 31, 2019 compared to $328,243 for the three months ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2019, we had cash on hand of $48,709. The Company has negative working capital of $618,298. Net cash used in operating activities for the three months ended December 31, 2019 was $82,236. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2019.

During the three months ended December 31, 2019, the Company used cash in operating activities in the amount of $82,236. This consisted of the net loss of $161,037, partially offset by the following non-cash operating expenses: depreciation in the amount of $906; amortization of the discount on notes payable in the amount of $81,821, and changes in working capital of $3,926. The Company used $1,514 of cash for investing activities during the three months ended December 31, 2019 related to the purchase of fixed assets. The Company had cash flows from financing activities of $32,000 from the proceeds of convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2019, the Company was involved in litigation: Cause No. 2018-48120; Somaceuticals, Inc. and AngioSoma, Inc. v. David Summers in the 151st District Court of Harris County, Texas. Dr. Summers provided scientific expertise to AngioSoma for several years, and there was a dispute regarding the ownership of several patents and other intellectual property. AngioSoma obtained a favorable settlement of the lawsuit on October 16, 2019, which resulted in the settlement of all claims of both parties along with (i) the assignment by the Company of certain technology and intellectual property to Dr. Summers, (ii)  the assignment by Dr. Summers of any interest he owns in certain technology and intellectual property to the Company; and (iii) the assignment by Summers of 5,800,000 shares of Series A preferred stock of the Company to the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended December 31, 2019 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

October 7, 2019	Common Stock	4,285,714	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.0028 per share
October 15, 2019	Common Stock	6,500,000	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.0026 per share
October 22, 2019	Common Stock	8,545,455	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.0022 per share
December 2, 2019	Common Stock	7,894,737	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.0019 per share
December 16, 2019	Common Stock	6,666,667	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.0018 per share
December 27, 2019	Common Stock	5,941,176	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.0017 per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

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

AngioSoma Inc.

Date: February 14, 2020	By: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director