Form 10-Q
period 2020-03-31
AngioSoma, Inc.
filed 2020-05-05
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

_________________________

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2020, 319,439,508 shares of common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to AngioSoma Inc., a Wyoming corporation and its subsidiaries unless the context specifically indicates otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$33,231	$100,459
Prepaid expenses	2,348	787
Inventory	40,081	40,115
Total current assets	75,660	141,361

Fixed assets, net	1,304	822

TOTAL ASSETS	$76,964	$142,183

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$133,470	$135,067
Accounts payable to related party	173,568	291,372
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $2,057 and $52,205, respectively	90,943	113,795
Current portion of accrued interest payable	224,553	227,734

Total current liabilities	682,184	827,618

TOTAL LIABILITIES	682,184	827,618

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 304,278,218 and 170,467,283 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	304,278	170,468
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 and 5,800,000 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	—	4,590,535
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 386,975 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	387	387
Additional paid-in capital	6,041,561	1,225,272
Accumulated deficit	(6,952,956)	(6,673,607)

TOTAL STOCKHOLDERS’ DEFICIT	(605,220)	(685,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$76,964	$142,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
REVENUE	$—	$—	$77	$275
Cost of goods sold	—	—	14	47
	—	—	63	228

OPERATING EXPENSES
General and administrative expenses	51,389	70,786	125,685	200,409
Total operating expenses	51,389	70,786	125,685	200,409

LOSS FROM OPERATIONS	(51,389)	(70,786)	(125,622)	(200,181)

OTHER INCOME (EXPENSE)
Loss on conversion of debt	—	(16,236)	—	(131,547)
Interest expense	(66,923)	(103,241)	(153,727)	(186,778)

Net Loss	$(118,312)	$(190,263)	$(279,349)	$(518,506)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	235,768,659	92,551,946	212,861,298	83,543,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)
Balance, September 30, 2018	69,323,021	$69,323	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	446,975	$447	$2,065,018	$971	$(5,998,535)	$(870,731)

Common stock issued for conversion of convertible note payable and accrued interest	12,265,832	12,266	—	—	—	—	—	—	—	—	—	—	61,214	—	—	73,480

Issuance of Common stock officer as compensation	3,500,000	3,500	—	—	—	—	—	—	—	—	—	—	64,750	—	—	68,250

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	97,421	—	—	97,421

Loss on conversion of debt	—	—	—	—	—	—	—	—	—	—	—	—	115,311	—	—	115,311

Net loss for the three months ended December 31, 2018	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(328,243)	(328,243)

Balance, December 31, 2018	85,088,853	$85,089	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	446,975	$447	$2,403,714	$971	$(6,326,778)	$(844,512)

Common stock issued for conversion of convertible note payable and accrued interest	15,152,998	15,154	—	—	—	—	—	—	—	—	—	—	95,807	—	—	110,961

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	64,407	—	—	64,407

Loss on conversion of debt	—	—	—	—	—	—	—	—	—	—	—	—	16,236	—	—	16,236

Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(190,263)	(190,263)

Balance, March 31, 2019	100,241,851	$100,243	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	446,975	$447	$2,580,164	$971	$(6,517,041)	$(843,171)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)
Balance, September 30, 2019	170,467,283	$170,468	5,800,000	$4,590,535	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$1,225,272	$—	$(6,673,607)	$(685,435)

Common stock issued for conversion of convertible note payable and accrued interest	39,833,749	39,833	—	—	—	—	—	—	—	—	—	—	44,967	—	—	84,800

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	32,000	—	—	32,000

Return of preferred shares and retirement of accrued compensation from legal settlement	—	—	(5,800,000)	(4,590,535)	—	—	—	—	—	—	—	—	4,703,339	—	—	112,804

Net loss for the three months ended December 31, 2019	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(161,037)	(161,037)

Balance, December 31, 2019	210,301,032	$210,301	—	$—	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,005,578	$—	$(6,834,644)	$(616,868)

Common stock issued for conversion of convertible note payable and accrued interest	93,977,186	93,977	—	—	—	—	—	—	—	—	—	—	(24,017)	—	—	69,960

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	60,000	—	—	60,000

Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(118,312)	(118,312)

Balance, March 31, 2020	304,278,218	$304,278	—	$—	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,041,561	$—	$(6,952,956)	$(605,220)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(279,349)	$(518,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	—	68,250
Depreciation	1,032	236
Amortization of discount on convertible note payable	148,148	176,148
Loss on conversion of debt	—	131,547
Changes in operating assets and liabilities
Inventory	34	(20,064)
Prepaid expenses	(1,561)	(2,362)
Accounts payable and accrued liabilities	(1,597)	6,666
Accounts payable and accrued liabilities to related party	(5,000)	5,000
Accrued interest payable	5,579	10,630
NET CASH (USED IN) OPERATING ACTIVITIES	(132,714)	(142,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	(1,514)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(1,514)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	73,000	135,000
Payment of deferred finance costs	(6,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	67,000	135,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(67,228)	(7,455)

Cash and cash equivalents at beginning of period	100,459	91,597

Cash and cash equivalents at end of period	$33,231	$84,142

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable into common stock	$154,760	$184,441
Return of Series A preferred shares and settlement of related party compensation	$4,703,339	$—
Beneficial conversion discount on convertible notes payable	$92,000	$161,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2020, the Company had a net loss of $279,349 and negative cash flow from operating activities of $132,714. As of March 31, 2020, the Company had negative working capital of $606,524. Management does not anticipate having positive cash flow from operations in the near future.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for us on October 1, 2019 and did not have a material effect on our financial statements.

Note 4. Advances

As of March 31, 2020 and September 30, 2019, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated April 1, 2019 in the original principal amount of $45,000, maturing February 15, 2019, bearing interest at 12% per year, convertible beginning September 28, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In October 2019, principal of $45,000 and accrued interest of $2,700 were converted into 19,331,169 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	45,000

Convertible note dated May 21, 2019 in the original principal amount of $35,000, maturing March 15, 2019, bearing interest at 12% per year, convertible beginning November 17, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In December 2019, principal of $35,000 and accrued interest of $2,100 were converted into 20,502,580 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	35,000

Convertible note dated August 2, 2019 in the original principal amount of $33,000, maturing May 15, 2020, bearing interest at 12% per year, convertible beginning January 29, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2020, principal of $33,000 and accrued interest of $1,980 were converted into 24,886,524 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated August 13, 2019 in the original principal amount of $33,000, maturing May 30, 2020, bearing interest at 12% per year, convertible beginning February 9, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In March 2020, principal of $33,000 and accrued interest of $1,980 were converted into 69,090,662 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated October 28, 2019 in the original principal amount of $35,000, maturing September 15, 2020, bearing interest at 12% per year, convertible beginning April 5, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	35,000	—

Convertible note dated January 14, 2020 in the original principal amount of $38,000, maturing November 1, 2020, bearing interest at 12% per year, convertible beginning July 12, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	38,000	—

Total current convertible notes payable	93,000	166,000

Less: discount on convertible notes payable	(2,057)	(52,205)
Total convertible notes payable, net of discount	$90,943	$113,795

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. During the six months ended March 31, 2020, the Company recorded discounts to notes payable in connection with beneficial conversion features in the aggregate amount of $92,000 and deferred finance costs of $6,000, and recorded amortization of discounts in the amount of $148,148.

As of March 31, 2020 and September 30, 2019, accrued interest on notes payable was $224,553 and $227,734, respectively.

During the three months ended March 31, 2020 and 2019, interest expense on the notes payable was $596 and $3,647, respectively; during the six months ended March 31, 2020 and 2019, interest expense on the notes payable was $5,579 and $10,630, respectively.

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

Alex Blankenship is paid $5,000 per month under her employment agreement as Chief Executive Officer of the Company. As of March 31, 2020, the Company owed Ms. Blankenship $135,438 for unpaid compensation.

As of March 31, 2020, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

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

During the three months ended March 31, 2020, the Company issued 93,977,186 shares of common stock upon the conversion of principal of $66,000 and accrued interest of $3,960. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

Beneficial conversion feature

During the six months ended March 31, 2020, the Company charged to additional paid-in capital the aggregate amount of $92,000 on connection with the beneficial conversion feature of notes payable.

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

Note 9.  Subsequent Events

The Company entered into a convertible promissory note agreement dated March 30, 2020 in the original principal amount of $28,000, maturing January 15, 2021, bearing interest at 12% per year, convertible beginning September 26, 2020 into common stock at the greater of $0.00005 or a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. The proceeds of the note payable were received by the company on April 2, 2020, and therefore no accounting impact was recognized as of March 31, 2020.

On May 4, 2020, the holders of the convertible note payable dated October 28, 2019 elected to convert principal in the amount of $9,400 into 15,161,290 shares of the Company’s common stock at a price of $0.00062 per share. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue.  We had no revenue for the three months ended March 31, 2020 and 2019.

Cost of goods sold.  We had no cost of goods sold for the three months ended March 31, 2020 and 2019.

General and administrative expense.  We recognized general and administrative expense of $51,389 for the three months ended March 31, 2020 compared to $70,786 for the comparable period of 2019. The decrease in general and administrative expense was related primarily to decreases in accounting and legal fees.

Loss on conversion of debt.  We recognized no loss on the conversion of debt during the six months ended March 31, 2020 compared to a loss on the conversion of debt in the amount of $16,236 during the three months ended March 31, 2019.

Interest expense.  We recognized interest expense of $66,923 for the three months ended March 31, 2020 compared to $103,241 for the comparable period of 2019, including amortization of the discount on convertible notes payable of $66,237 and $99,594 during the three months ended March 31, 2020 and 2019, respectively.

Net loss.  For the reasons above, we recognized a net loss of $118,312 for the three months ended March 31, 2020 compared to $190,263 for the three months ended March 31, 2019.

Six Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue.  We had revenue of $77 for the six months ended March 31, 2020 compared to $275 for the six months ended March 31, 2019.

Cost of goods sold.  We had cost of goods sold of $14 for the six months ended March 31, 2020 compared to $47 for the six months ended March 31, 2019.

General and administrative expense.  We recognized general and administrative expense of $125,685 for the six months ended March 31, 2020 compared to $200,409 for the comparable period of 2019. The decrease in general and administrative expense was related to a decrease in stock-based compensation and legal fees.

Loss on conversion of debt.   We recognized no loss on the conversion of debt during the six months ended March 31, 2020 compared to $131,547 during the six months ended March 31, 2019.

Interest expense.  We recognized interest expense of $153,727 for the six months ended March 31, 2020 compared to $186,778 for the comparable period of 2019. The decrease was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $148,148 compared to $176,148 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $279,349 for the six months ended March 31, 2020 compared to $518,506 for the six months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, we had cash on hand of $33,231. The Company has negative working capital of $606,524. Net cash used in operating activities for the six months ended March 31, 2020 was $132,714. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2020.

During the six months ended March 31, 2020, the Company used cash in operating activities in the amount of $132,714. This consisted of the net loss of $279,349, partially offset by the following non-cash operating expenses: depreciation in the amount of $1,032; amortization of the discount on notes payable in the amount of $148,148, and changes in working capital of $2,545. The Company used $1,514 of cash for investing activities during the six months ended March 31, 2020 related to the purchase of fixed assets. The Company had cash flows from financing activities of $67,000 from the proceeds of convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended March 31, 2020 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

February 10, 2020	Common Stock	6,000,000	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.002 per share
February 14, 2020	Common Stock	9,333,333	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.0015 per share
February 26, 2020	Common Stock	9,553,191	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00094 per share
March 2, 2020	Common Stock	11,230,769	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00065 per share
March 9, 2020	Common Stock	12,181,818	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00055 per share
March 10, 2020	Common Stock	12,181,818	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00055 per share
March 16, 2020	Common Stock	12,173,913	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00046 per share
March 18, 2020	Common Stock	12,142,857	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00042 per share
March 23, 2020	Common Stock	9,179,487	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00039 per share

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

AngioSoma Inc.

Date: May 5, 2020	By: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director