Form 10-Q
period 2020-06-30
AngioSoma, Inc.
filed 2020-07-14
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

_________________________

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 14, 2020, 383,120,160 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$50,319	$100,459
Prepaid expenses	1,565	787
Inventory	40,081	40,115
Total current assets	91,965	141,361

Fixed assets, net	1,435	822

TOTAL ASSETS	$93,400	$142,183

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$133,469	$135,067
Accounts payable to related party	183,568	291,372
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $5,810 and $52,205, respectively	113,190	113,795
Current portion of accrued interest payable	224,628	227,734

Total current liabilities	714,505	827,618

TOTAL LIABILITIES	714,505	827,618

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 383,120,160 and 170,467,283 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	383,120	170,468
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 and 5,800,000 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	—	4,590,535
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 386,975 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	387	387
Additional paid-in capital	6,034,819	1,225,272
Accumulated deficit	(7,040,941)	(6,673,607)

TOTAL STOCKHOLDERS’ DEFICIT	(621,105)	(685,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$93,400	$142,183

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUE	$—	$25	$77	$300
Cost of goods sold	—	9	14	56

Gross margin	—	16	63	244

OPERATING EXPENSES
General and administrative expenses	48,563	53,875	174,248	254,284
Total operating expenses	48,563	53,875	174,248	254,284

LOSS FROM OPERATIONS	(48,563)	(53,859)	(174,185)	(254,040)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	—	110,834	—	110,834
Loss on conversion of debt	—	(4,684)	—	(136,231)
Interest expense	(39,422)	(52,831)	(193,149)	(239,609)
Total other income (expense)	(39,422)	53,319	(193,149)	(265,006)

Net Loss	$(87,985)	$(540)	$(367,334)	$(519,046)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	345,243,279	105,063,578	256,827,577	90,716,628

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)
Balance, September 30, 2018	69,323,021	$69,323	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	446,975	$447	$2,065,018	$971	$(5,998,535)	$(870,731)

Common stock issued for conversion of convertible note payable and accrued interest	12,265,832	12,266	—	—	—	—	—	—	—	—	—	—	61,214	—	—	73,480

Issuance of Common stock officer as compensation	3,500,000	3,500	—	—	—	—	—	—	—	—	—	—	64,750	—	—	68,250

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	97,421	—	—	97,421

Loss on conversion of debt	—	—	—	—	—	—	—	—	—	—	—	—	115,311	—	—	115,311

Net loss for the three months ended December 31, 2018	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(328,243)	(328,243)

Balance, December 31, 2018	85,088,853	$85,089	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	446,975	$447	$2,403,714	$971	$(6,326,778)	$(844,512)

Common stock issued for conversion of convertible note payable and accrued interest	15,152,998	15,154	—	—	—	—	—	—	—	—	—	—	95,807	—	—	110,961

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	64,407	—	—	64,407

Loss on conversion of debt	—	—	—	—	—	—	—	—	—	—	—	—	16,236	—	—	16,236

Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(190,263)	(190,263)

Balance, March 31, 2019	100,241,851	$100,243	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	446,975	$447	$2,580,164	$971	$(6,517,041)	$(843,171)

Common stock issued for conversion of convertible note payable and accrued interest	8,597,234	8,597	—	—	—	—	—	—	—	—	—	—	31,683	—	—	40,280

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	71,000	—	—	71,000

Loss on conversion of debt	—	—	—	—	—	—	—	—	—	—	—	—	4,684	—	—	4,684

Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(540)	(540)

Balance, June 30, 2019	108,839,085	$108,840	5,000,000	$2,990,535	—	$—	509,988	$510	1,000,000	$1,000	446,975	$447	$2,687,531	$971	$(6,517,581)	$(727,747)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)
Balance, September 30, 2019	170,467,283	$170,468	5,800,000	$4,590,535	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$1,225,272	$—	$(6,673,607)	$(685,435)

Common stock issued for conversion of convertible note payable and accrued interest	39,833,749	39,833	—	—	—	—	—	—	—	—	—	—	44,967	—	—	84,800

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	32,000	—	—	32,000

Return of preferred shares and retirement of accrued compensation from legal settlement	—	—	(5,800,000)	(4,590,535)	—	—	—	—	—	—	—	—	4,703,339	—	—	112,804

Net loss for the three months ended December 31, 2019	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(161,037)	(161,037)

Balance, December 31, 2019	210,301,032	$210,301	—	$—	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,005,578	$—	$(6,834,644)	$(616,868)

Common stock issued for conversion of convertible note payable and accrued interest	93,977,186	93,977	—	—	—	—	—	—	—	—	—	—	(24,017)	—	—	69,960

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	60,000	—	—	60,000

Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(118,312)	(118,312)

Balance, March 31, 2020	304,278,218	$304,278	—	$—	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,041,561	$—	$(6,952,956)	$(605,220)

Common stock issued for conversion of convertible note payable and accrued interest	78,841,942	78,842	—	—	—	—	—	—	—	—	—	—	(41,742)	—	—	37,100

Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	35,000	—	—	35,000

Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(87,985)	(87,985)

Balance, June 30, 2020	383,120,160	$383,120	—	$—	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,034,819	$—	$(7,040,941)	$(621,105)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(367,334)	$(519,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	—	68,250
Depreciation	1,169	354
Amortization of discount on convertible note payable	185,395	222,048
Loss on conversion of debt	—	136,231
Gain on forgiveness of debt	—	(110,834)
Changes in operating assets and liabilities
Inventory	34	(19,905)
Prepaid expenses	(778)	(1,575)
Accounts payable and accrued liabilities	(1,598)	1,102
Accounts payable and accrued liabilities to related party	5,000	10,000
Accrued interest payable	7,754	17,561
NET CASH (USED IN) OPERATING ACTIVITIES	(170,358)	(195,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	(1,782)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(1,782)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net	122,000	209,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,000	209,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50,140)	13,186

Cash and cash equivalents at beginning of period	100,459	91,597

Cash and cash equivalents at end of period	$50,319	$104,783

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$191,860	$224,720
Beneficial conversion discount on convertible notes payable	$127,000	$232,828
Return of Series A preferred shares and settlement of related party compensation	$4,703,339	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The Company was incorporated on April 29, 2016. The Company’s year-end is September 30. On October 4, 2019, the Company filed Articles of Continuance with the Secretary of State of Wyoming to continue its business in the state of Wyoming. As part of these Articles of Continuance, the Company effective October 4, 2019, the Company has no limit on the authorized shares of common stock that can be issued. The Company filed its Certificate of Dissolution with the Secretary of State of Nevada on October 21, 2019 since it is no longer a Nevada corporation. The Company undertook the necessary steps to notify the Financial Industry Regulatory Authority (“FINRA”) of the move from Nevada to Wyoming, and on October 28, 2019, FINRA notified the Company that FINRA has updated their system to reflect that the Company is now a Wyoming company.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended June 30, 2020, the Company had a net loss of $367,334 and negative cash flow from operating activities of $170,358. As of June 30, 2020, the Company had negative working capital of $622,540. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2019 which are included on our Form 10-K filed on December 31, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2020.

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

Note 4. Advances

As of June 30, 2020 and September 30, 2019, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated April 1, 2019 in the original principal amount of $45,000, maturing February 15, 2019, bearing interest at 12% per year, convertible beginning September 28, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In October 2019, principal of $45,000 and accrued interest of $2,700 were converted into 19,331,169 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	45,000

Convertible note dated May 21, 2019 in the original principal amount of $35,000, maturing March 15, 2019, bearing interest at 12% per year, convertible beginning November 17, 2019 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. In December 2019, principal of $35,000 and accrued interest of $2,100 were converted into 20,502,580 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	35,000

Convertible note dated August 2, 2019 in the original principal amount of $33,000, maturing May 15, 2020, bearing interest at 12% per year, convertible beginning January 29, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2020, principal of $33,000 and accrued interest of $1,980 were converted into 24,886,524 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated August 13, 2019 in the original principal amount of $33,000, maturing May 30, 2020, bearing interest at 12% per year, convertible beginning February 9, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In March 2020, principal of $33,000 and accrued interest of $1,980 were converted into 69,090,662 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated October 28, 2019 in the original principal amount of $35,000, maturing September 15, 2020, bearing interest at 12% per year, convertible beginning April 5, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In May 2020, principal of $35,000 and accrued interest of $2,100 were converted into 78,841,942 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	—

Convertible note dated January 14, 2020 in the original principal amount of $38,000, maturing November 1, 2020, bearing interest at 12% per year, convertible beginning July 12, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	38,000	—

Convertible note dated March 30, 2020 in the original principal amount of $28,000, maturing January 15, 2021, bearing interest at 12% per year, convertible beginning September 26, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	28,000	—

Convertible note dated June 10, 2020 in the original principal amount of $33,000, maturing April 15, 2021, bearing interest at 12% per year, convertible beginning December 8, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	—

Total current convertible notes payable	119,000	166,000

Less: discount on convertible notes payable	(5,810)	(52,205)
Total convertible notes payable, net of discount	$113,190	$113,795

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. During the nine months ended June 30, 2020, the Company recorded discounts to notes payable in connection with beneficial conversion features in the aggregate amount of $127,000 and paid deferred finance costs of $12,000, and recorded amortization of discounts in the amount of $185,395.

As of June 30, 2020 and September 30, 2019, accrued interest on notes payable was $224,628 and $227,734, respectively.

During the three months ended June 30, 2020 and 2019, interest expense on the notes payable was $2,175 and $6,931, respectively; during the nine months ended June 30, 2020 and 2019, interest expense on the notes payable was $7,754 and $17,561, respectively.

Note 6. Related Party Transactions

David Summers, a significant shareholder of the Company, formerly provided consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As part of the legal settlement discussed in Note 8, the Company was relieved of these outstanding claims, and the unpaid liability balance of $112,804 was retired as contributed capital.

Alex Blankenship is paid $5,000 per month under her employment agreement as Chief Executive Officer of the Company. As of March 31, 2020, the Company owed Ms. Blankenship $145,438 for unpaid compensation.

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

During the three months ended June 30, 2020, the Company issued 78,841,942 shares of common stock upon the conversion of principal of $35,000 and accrued interest of $2,100. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

Beneficial conversion feature

During the nine months ended June 30, 2020, the Company charged to additional paid-in capital the aggregate amount of $127,000 on connection with the beneficial conversion feature of notes payable.

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

Note 9.  Subsequent Events

On July 7, 2020, the Company entered into a convertible promissory note of $38,000, which matures on May 15, 2021 and bears interest at 12%. The promissory note is convertible beginning December 7, 2020 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. The Company received cash proceeds of $35,000 after deferred financing fees.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue.  We had no revenue for the three months ended June 30, 2020 and revenue of $25 for the three months ended June 30, 2019.

Cost of goods sold.  We had no cost of goods sold for the three months ended June 30, 2020 and cost of goods sold of $9 for the three months ended June 30, 2019.

General and administrative expense.  We recognized general and administrative expense of $48,563 for the three months ended June 30, 2020 compared to $53,875 for the comparable period of 2019. The decrease in general and administrative expense was related primarily to a decrease in legal fees.

Loss on conversion of debt.  We recognized no loss on the conversion of debt during the three months ended June 30, 2020 compared to a loss on the conversion of debt in the amount of $4,684 during the three months ended June 30, 2019.

Gain on forgiveness of debt.  We recognized no gain on the conversion of debt during the three months ended June 30, 2020 compared to a gain on the forgiveness of debt in the amount of $110,834 during the three months ended June 30, 2019 due to the forgiveness of debt and accrued interest in connection with a note payable held by the Company’s attorney.

Interest expense.  We recognized interest expense of $39,422 for the three months ended June 30, 2020 compared to $52,831 for the comparable period of 2019, including amortization of the discount on convertible notes payable of $37,247 and $45,900 during the three months ended June 30, 2020 and 2019, respectively.

Net loss.  For the reasons above, we recognized a net loss of $87,985 for the three months ended June 30, 2020 compared to $540 for the three months ended June 30, 2019.

Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

Revenue.  We had revenue of $77 for the nine months ended June 30, 2020 compared to $300 for the nine months ended June 30, 2019.

Cost of goods sold.  We had cost of goods sold of $14 for the nine months ended June 30, 2020 compared to $56 for the nine months ended June 30, 2019.

General and administrative expense.  We recognized general and administrative expense of $174,248 for the nine months ended June 30, 2020 compared to $254,284 for the comparable period of 2019. The decrease in general and administrative expense was related to a decrease in stock-based compensation and legal fees.

Loss on conversion of debt.   We recognized no loss on the conversion of debt during the nine months ended June 30, 2020 compared to $136,231 during the nine months ended June 30, 2019.

Gain on forgiveness of debt.  We recognized no gain on the conversion of debt during the nine months ended June 30, 2020 compared to a gain on the forgiveness of debt in the amount of $110,834 during the nine months ended June 30, 2019 due to the forgiveness of debt and accrued interest in connection with a note payable held by the Company’s attorney.

Interest expense.  We recognized interest expense of $193,149 for the nine months ended June 30, 2020 compared to $239,609 for the comparable period of 2019. The decrease was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $185,395 compared to $209,549 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $367,334 for the nine months ended June 30, 2020 compared to $519,046 for the nine months ended June 30, 2019.

Liquidity and Capital Resources

At June 30, 2020, we had cash on hand of $50,319. The Company has negative working capital of $622,540. Net cash used in operating activities for the nine months ended June 30, 2020 was $170,358. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2020.

During the nine months ended June 30, 2020, the Company used cash in operating activities in the amount of $170,358. This consisted of the net loss of $367,334, partially offset by the following non-cash operating expenses: depreciation in the amount of $1,169; amortization of the discount on notes payable in the amount of $185,395, and changes in working capital of $10,412. The Company used $1,782 of cash for investing activities during the nine months ended June 30, 2020 related to the purchase of fixed assets. The Company had cash flows from financing activities of $122,000 from the net proceeds of convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended June 30, 2020 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

May 4, 2020	Common Stock	15,161,290	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00062 per share
May 7, 2020	Common Stock	15,090,909	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00055 per share
May 15, 2020	Common Stock	15,000,000	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00042 per share
May 20, 2020	Common Stock	15,128,205	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00039 per share
May 21, 2020	Common Stock	18,461,538	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $.00039 per share

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

AngioSoma Inc.

Date: July 14, 2020	By: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director