Form 10-K
period 2020-09-30
AngioSoma, Inc.
filed 2020-12-03
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

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

Yes ☐   No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2020 was $409,587.

There were 445,493,342 shares of the Registrant’s common stock outstanding as of December 2, 2020.

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

Effective August 23, 2020 the issuer’s subsidiary, SomaCeuticals, Inc. entered into an exclusive global license agreement with 7 to Stand, Inc. for the rights to U.S. patent 10,610,592 issued to Fabrizio de Silvestri, Terni, Italy, as inventor, April 7, 2020 for treatment of Multiple Sclerosis(MS). On August 12, 2020 James C. Katzaroff was elected President of the subsidiary and authorized to clear the patented pharmaceutical with FDA and oversee international marketing.

Multiple Sclerosis (MS) is a chronic disease in which the immune system of the individual attacks the central nervous system and affects the nerve cells. The disease can manifest with a wide range of neurological symptoms and can progress to total physical and cognitive disability. There are many different symptoms of MS, including fatigue, numbness, walking and balance problems, bladder dysfunction, bowel dysfunction, vision problems, dizziness and vertigo, sexual dysfunction, pain, cognitive dysfunction, emotional changes, depression and spasticity.

There is no known cure using current treatments and is the most common immune-mediated disorder affecting the central nervous system. With over 2.3 million people affected and with each individual spending approximately $70,000 per year, MS ranked eighth by drug invoice spending among the top therapeutic classes in the U.S. in 2016, representing nearly $19 billion in drug spending alone.

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

We recently added to management August 12, 2020 by electing James C. Katzaroff president of our subsidiary, SomaSouticals, Inc.

There is no assurance Mr. Katzaroff will be successful in securing FDA clearance and marking the newly acquires license for treatment of Muscular Dystrophy

One of our stockholders has the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

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

Alex Blankenship is our sole director and CEO. The loss of Ms. Blankenship could adversely affect our business.

Since Ms. Blankenship is currently our only director and CEO, if she were to die, become disabled, or leave our company, we would be forced to retain an individual to replace her. There is no assurance that we can find a suitable person to replace her if that becomes necessary. We have no “key man” life insurance at this time.

Our management has had limited experience in managing the day to day operations of a public company and, thus, we may incur additional expenses associated with the management of our company.

Our chief executive officer, Alex Blankenship, became responsible for the operations and reporting of our company June 3, 2016. The requirements of operating as a small public company are new to Ms. Blankenship. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could cost more than forecast. We may also be required to hire additional staff to comply with additional SEC reporting requirements.

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

Common Stock

We are authorized to issue an unlimited number shares of common stock, with a par value of $0.001. The closing price of our common stock on December 2, 2020, as quoted by OTC Markets Group, Inc., was $0.0082. There were 445,493,342 shares of common stock issued and outstanding as of December 2, 2020. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2020, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2020.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. As part of a legal settlement with David Summers, during the year ended September 30, 2020, 5,800,000 shares of Series A Preferred Stock were returned to the Company and cancelled. At September 30, 2020, no shares of the Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At September 30, 2020,  no shares of Series B Preferred Stock were issued or outstanding.

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

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At September 30, 2020, 509,988 shares of the Series D Preferred Stock were issued and outstanding.

Series E Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock has voting rights on the basis of two votes for every outstanding share of common stock meaning that the holders of the Series E Preferred Stock have 2/3 of the voting rights in the Company. At September 30, 2020, 1,000,000 shares of the Series E Preferred Stock were issued and outstanding.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. At September 30, 2020, 386,975 shares of the Series F Preferred Stock were issued and outstanding.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by during the quarter ended September 30, 2020 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 7, 2020	Common Stock	10,909,091	Conversion of convertible note in the amount of $12,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company’s common stock for the 15 trading days prior to the conversion date.

July 21, 2020	Common Stock	10,909,091	Conversion of convertible note in the amount of $12,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company’s common stock for the 15 trading days prior to the conversion date.

July 27, 2020	Common Stock	16,280,000	Conversion of convertible note in the amount of $14,000 and accrued interest of $2,280	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company’s common stock for the 15 trading days prior to the conversion date.

August 14, 2020	Common Stock	10,000,000	Services rendered	Section 3(a)(9) of the Securities Act	N/A

August 14, 2020	Common Stock	5,000,000	Cash of $500 and Services rendered	Section 3(a)(9) of the Securities Act	N/A

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

Results of Operations

Revenue

Revenue for the year ended September 30, 2020 was $77 compared to revenue of $425 during the year ended September 30, 2019.

Cost of Goods Sold

Cost of goods sold was $37,682 during the year ended September 30, 2020, compared to $154 during the prior year. Cost of sales increased primarily due to the write down of slow-moving and expired inventory during the current year of $37,667.

Sales, General, and Administrative Expenses

We incurred sales, general and administrative expenses of $266,066 during the year ended September 30, 2020 compared to $316,141 during the year ended September 30, 2019, a decrease of $50,075 or approximately 16%. The decrease was due primarily to a decrease in non-cash compensation of $32,750, a decrease in legal fees of $9,445 and a decrease in website related costs of $15,312, partially offset by an increase in accounting fees of $11,527.

Gain on Forgiveness of Debt

We recognized a gain on the forgiveness of debt in the amount of $110,834 during the year ended September 30, 2019 with no such gain during the year ended September 30, 2020..

Loss on Conversion of Debt

We recognized loss on the conversion of debt in the amount of $99,000 for the year ended September 30, 2019, with no such loss during the year ended September 30, 2020.

Loss on Marketable Securities

We recognized a loss on marketable securities in the amount of $10,673 during the year ended September 30, 2019. During the year ended September 30, 2019, the Company wrote off its investment in AFS Securities, as the Company believes that our investment in AFS Securities is no longer recoverable.

Interest Expense

We recognized interest expense in the amount of $238,060 for the year ended September 30, 2020, a decrease of $122,303 or approximately 34% compared to $360,363 for the year ended September 30, 2019. The decrease was due primarily to a decrease in the amount of discount on convertible note payable amortized to interest expense.

Net Loss

For the reasons above, our net loss for the year ended September 30, 2020 was $541,731 a decrease of $133,341 or approximately 20% compared to a net loss of $675,072 for the year ended September 30, 2019.

Other Comprehensive Income (Loss)

The Company had other comprehensive loss of $0 for the year ended September 30, 2020, compared to other comprehensive income of ($971) for the year ended September 30, 2019. Other comprehensive income (loss) consists of the change in market value of the stock of our investment in AFS Securities.

Dividends on Preferred Stock

The Company paid dividends on its Series A Preferred Stock in the amount of 800,000 shares with a liquidation value of $1,600,000 during the year ended September 30, 2019. In October 2019, a legal settlement with the holder of the Series A Preferred stock was reached, resulting in cancellation of all outstanding shares of Series A Preferred Stock.

Liquidity and Capital Resources

At September 30, 2020, we had cash of $81,442 and a working capital deficit in the amount of $660,497. During the year ended September 30, 2020, we had cash used in operating activities of $239,735, consisting of our net loss of $541,731, partially offset by non-cash compensation of $35,500, depreciation of $1,329, inventory impairment of $37,667 and amortization of discount on notes payable of $225,282. Our cash position also increased by a net change in the components of working capital in the amount of $2,218 during the period. We have an accumulated deficit at September 30, 2020 in the amount of $7,215,338. We generated cash flows from financing activities in the amount of $222,000 from the issuance of convertible notes payable and $500 from the sale of common stock to our CEO.

We had no material commitments for capital expenditures or inventory purchases as of September 30, 2020. However, should we execute our business plan as anticipated, we will incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Going concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2020, the Company had a net loss of $541,731 and generated negative cash flow from operating activities in the amount of $239,735. In view of these matters, there is substantial doubt regarding the Company’s ability to continue as a going concern, which is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AngioSoma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AngioSoma, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019 and the related consolidated statements of operations, statements of other comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

December 3, 2020

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2020	2019
CURRENT ASSETS
Cash and cash equivalents	$81,442	$100,459
Prepaid expenses	4,783	787
Inventory, net	2,412	40,115
Total current assets	88,637	141,361

Fixed assets, net of accumulated depreciation of $1,919 and $1,496, respectively	1,275	822

TOTAL ASSETS	$89,912	$142,183

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$133,467	$135,067
Accounts payable to related party	173,568	291,372
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $34,923 and $52,205, respectively	155,077	113,795
Current portion of accrued interest payable	227,372	227,734
Total current liabilities	749,134	827,618

TOTAL LIABILITIES	749,134	827,618

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 436,218,342 and 170,467,283 shares issued and outstanding at September 30, 2020 and 2019, respectively	436,217	170,468
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 6,000,000 shares authorized, 0 and 5,800,000 shares issued and outstanding at September 30, 2020 and 2019, respectively	—	4,590,535
Series D Preferred Stock, $0.001 par value, 539,988 shares authorized; 509,988 shares issued and outstanding at September 30, 2020 and 2019, respectively	510	510
Series E Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2020 and 2019, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value 501,975 shares authorized; 386,975 shares issued and outstanding at September 30, 2020 and 2019, respectively	387	387
Additional paid-in capital	6,118,002	1,225,272
Accumulated other comprehensive income	—	—
Accumulated deficit	(7,215,338)	(6,673,607)

TOTAL STOCKHOLDERS’ DEFICIT	(659,222)	(685,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$89,912	$142,183

The accompanying footnotes are an integral part of these financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	September 30,
	2020	2019

REVENUE	$77	$425
Cost of goods sold	37,682	154
Gross profit (loss)	(37,605)	271

OPERATING EXPENSES
General and administrative expenses	266,066	316,141
Total operating expenses	266,066	316,141

LOSS FROM OPERATIONS	(303,671)	(315,870)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	—	110,834
Loss on conversion of debt	—	(99,000)
Loss on marketable securities	—	(10,673)
Interest expense	(238,060)	(360,363)

Net Loss	$(541,731)	$(675,072)

Preferred Stock Dividend	—	(1,600,000)

Net loss available to common shareholders	$(541,731)	$(2,275,072)

Net loss per share available to common shareholders	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	298,091,153	104,775,749

The accompanying footnotes are an integral part of these consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2020	2019

NET LOSS	$(541,731)	$(675,072)

Change in fair value of AFS securities	$—	$(971)

COMPREHENSIVE LOSS	$(541,731)	$(676,043)

The accompanying footnotes are an integral part of these consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

											Original	Accumulated
			Series A		Series D		Series E		Series F		Additional	Other		Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Comprehensive	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Income	Deficit	(Deficit)

Balance, September 30, 2018	69,323,021	$69,323	5,000,000	$2,990,535	509,988	$510	1,000,000	$1,000	446,975	$447	$2,065,018	$971	$(5,998,535)	$(870,731)

Common stock issued for conversion of convertible note payable and accrued interest	97,644,262	97,645	—	—	—	—	—	—	—	—	341,118	—	—	438,763
Common stock issued to officer as compensation	3,500,000	3,500	—	—	—	—	—	—	—	—	64,750	—	—	68,250
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	354,326	—	—	354,326
Cancellation of Series F	—	—	—	—	—	—	—	—	(60,000)	(60)	60	—	—	—
Dividend on Preferred A	—	—	800,000	1,600,000	—	—	—	—	—	—	(1,600,000)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(971)	—	(971)
Net loss for the year ended September 30, 2019	—	—	—	—	—	—	—	—	—	—	—	—	(675,072)	(675,072)

Balance, September 30, 2019	170,467,283	$170,468	5,800,000	$4,590,535	509,988	$510	1,000,000	$1,000	386,975	$387	$1,225,272	$—	$(6,673,607)	$(685,435)

Common stock issued for conversion of convertible note payable and accrued interest	250,751,059	250,749	—	—	—	—	—	—	—	—	(18,609)	—	—	232,140
Stock-based compensation	10,000,000	10,000	—	—	—	—	—	—	—	—	25,500	—	—	35,500
Common stock sold to officer for cash	5,000,000	5,000	—	—	—	—	—	—	—	—	(4,500)	—	—	500
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	187,000	—	—	187,000
Return of Series A preferred shares for legal settlement	—	—	(5,800,000)	(4,590,535)	—	—	—	—	—	—	4,703,339	—	—	112,804
Net loss for the year ended September 30, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(541,731)	(541,731)

Balance, September 30, 2020	436,218,342	$436,217	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,118,002	$—	$(7,215,338)	$(659,222)

The accompanying footnotes are an integral part of these consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	September 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(541,731)	$(675,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	35,500	68,250
Depreciation	1,329	472
Amortization of discount on convertible note payable	225,282	334,842
Inventory impairment	37,667	—
Gain on forgiveness of debt	—	(110,834)
Loss on conversion of convertible notes payable	—	99,000
Loss on marketable securities	—	10,673
Changes in operating assets and liabilities
Inventory	36	(36,300)
Prepaid expenses	(3,996)	(787)
Deposits on inventory		16,395
Accounts payable and accrued liabilities	(1,600)	(1,471)
Accounts payable and accrued liabilities to related party	(5,000)	10,000
Accrued interest payable	12,778	24,694
NET CASH USED IN OPERATING ACTIVITIES	(239,735)	(260,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	(1,782)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,782)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	222,000	269,000
Proceeds from sale of common stock	500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	222,500	269,000

NET INCREASE IN CASH	(19,017)	8,862

Cash at beginning of period	100,459	91,597

Cash at end of period	$81,442	$100,459

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$232,140	$340,260
Preferred stock returned for cancellation	$—	$60
Return of Series A preferred shares and settlement of related party compensation	$4,703,339	$—
Change in fair value of available-for-sale securities	$—	$(971)
Beneficial conversion discount on convertible note payable	$187,000	$354,326
Dividend on Series A Preferred Stock	$—	$1,600,000

The accompanying footnotes are an integral part of these consolidated financial statements.

ANGIOSOMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

The following table presents assets that were measured and recognized at fair value as of September 30, 2020 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Available for sale securities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

The following table presents assets that were measured and recognized at fair value as of September 30, 2019 and the period then ended on a recurring and nonrecurring basis:

Description	Level 1	Level 2	Level 3	Total
Available for sale securities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Revenue Recognition

During the years ended September 30, 2019 and 2018, the Company recognized revenue from product sales upon product delivery. All of our products are shipped through a third-party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended September 30, 2020 or 2019. All revenue during the years ended September 30, 2020 and 2019 was from product sales.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $81,442 and $100,459 as of September 30, 2020 and 2019, respectively. There were no cash equivalents as of September 30, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. As of September 30, 2020, the Company record an allowance for slow-moving inventory of $36,363, which was included in cost of goods sold during the year ended September 30, 2020. The Company also wrote off $1,304 of expired inventory during the year ended September 30, 2020.

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

During the year ended September 30, 2020, the Company purchased $1,782 of computer equipment. Depreciation expense was $1,329 during the year ended September 30, 2020 compared to $472 during the year ended September 30, 2019.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2020 and 2019.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2020 or 2019.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2020, the Company had a net loss of $541,731. As of September 30, 2020, the Company had a working capital deficit of $660,497 and an accumulated deficit of $7,215,338. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Note 4. Related Party Transactions

For the year ended September 30, 2020

David Summers, a significant shareholder of the Company, formerly provided consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As part of the legal settlement discussed in Note 8, the Company was relieved of these outstanding claims, and the unpaid liability balance of $112,804 was retired as contributed capital, and Mr. Summers returned 5,800,000 shares of Series A Preferred stock with a book value of $4,590,535, which were cancelled.

Alex Blankenship is paid $5,000 per month under her employment agreement as Chief Executive Officer of the Company. As of September 30, 2020, the Company owed Ms. Blankenship $135,438 for unpaid compensation.

As of September 30, 2020, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

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

As of September 30, 2019, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated April 1, 2019 in the original principal amount of $45,000, maturing February 15, 2020, bearing interest at 12% per year, convertible beginning September 28, 2019 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In October 2019, principal of $45,000 and accrued interest of $2,700 were converted into 19,331,169 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	45,000

Convertible note dated May 21, 2019 in the original principal amount of $35,000, maturing March 15, 2020, bearing interest at 12% per year, convertible beginning November 17, 2019 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In December 2019, principal of $35,000 and accrued interest of $2,100 were converted into 20,502,580 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	35,000

Convertible note dated August 2, 2019 in the original principal amount of $33,000, maturing May 15, 2020, bearing interest at 12% per year, convertible beginning January 29, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2020, principal of $33,000 and accrued interest of $1,980 were converted into 24,886,524 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated August 13, 2019 in the original principal amount of $33,000, maturing May 30, 2020, bearing interest at 12% per year, convertible beginning February 9, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In March 2020, principal of $33,000 and accrued interest of $1,980 were converted into 69,090,662 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated October 28, 2019 in the original principal amount of $35,000, maturing September 15, 2020, bearing interest at 12% per year, convertible beginning April 5, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In May 2020, principal of $35,000 and accrued interest of $2,100 were converted into 78,841,942 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	—

Convertible note dated January 14, 2020 in the original principal amount of $38,000, maturing November 1, 2020, bearing interest at 12% per year, convertible beginning July 12, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In July 2020, principal of $38,000 and accrued interest of $2,280 were converted into 38,098,182 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	—

Convertible note dated March 30, 2020 in the original principal amount of $28,000, maturing January 15, 2021, bearing interest at 12% per year, convertible beginning September 26, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	28,000	—

Convertible note dated June 11, 2020 in the original principal amount of $33,000, maturing April 15, 2021, bearing interest at 12% per year, convertible beginning December 8, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	—

Convertible note dated July 7, 2020 in the original principal amount of $38,000, maturing May 15, 2021, bearing interest at 12% per year, convertible beginning January 3, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	38,000	—

Convertible note dated July 30, 2020 in the original principal amount of $33,000, maturing June 15 2021, bearing interest at 12% per year, convertible beginning February 20, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	—

Convertible note dated August 24, 2020 in the original principal amount of $38,000, maturing June 30, 2021, bearing interest at 12% per year, convertible beginning January 26, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	38,000	—

Total current convertible notes payable	190,000	166,000

Less: discount on convertible notes payable	(34,923)	(52,205)
Total convertible notes payable, net of discount	$155,077	$113,795

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

During the year ended September 30, 2020, the Company recognized $187,000 of new discount related to the beneficial conversion features of convertible notes payable, and recognized interest expense of $12,778 and amortization of discount on convertible notes payable of $225,282. During the year ended September 30, 2019, the Company recognized interest expense of $25,521 and amortization of discount on convertible notes payable of $334,842. As of September 30, 2020, and 2019, accrued interest was $227,372 and $227,734, respectively.

Conversions to Common Stock

During the year ended September 30, 2020, the holders of the convertible notes payable elected to convert principal and accrued interest of $232,140 into 250,751,059 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

During the year ended September 30, 2019, the holders of the convertible notes payable elected to convert principal and accrued interest of $339,763 into 97,644,262 shares of common stock, resulting in a loss on conversion in the amount of $99,000.

Advances

As of September 30, 2020 and 2019, the Company owed non-interest bearing advances of $59,650, which are due on demand.

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

Note 7. Stockholders’ deficit

The Company has unlimited authorized shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2020, there were 436,218,342 shares of common stock, 0 shares of Series A Preferred Stock, 509,988 shares of Series D Preferred Stock, 1,000,000 shares of Series E Preferred Stock and 386,975 shares of Series F Preferred Stock outstanding.

Conversions to Common Stock

During the year ended September 30, 2020, the holders of the convertible notes payable elected to convert principal and accrued interest of $232,140 into 250,751,059 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

During the year ended September 30, 2019, the holders of the convertible notes payable elected to convert principal and accrued interest of $339,763 into 97,644,262 shares of common stock, resulting in a loss on conversion in the amount of $99,000.

Common stock issued for services

During the year ended September 30, 2020, the Company issued 10,000,000 shares of common stock with a fair value of $24,000 to the President of SomaCeuticals, based on the closing price of the Company’s common stock of $0.0024 at the date of grant. The Company also issued 5,000,000 common shares to the President and CEO of the Company in exchange for $500 cash. Due to the sale at a value below current market pricing, the Company recognized stock-based compensation expense of $11,500 related to this issue, based on the closing price of the Company’s common stock of $0.0024 at the date of grant. The Company recognized a total of $35,500 of stock-based compensation expense for these awards.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. During the year ended September 30, 2019, the Company issued 800,000 shares of Series A Preferred Stock with a liquidation value of $1,600,000 as a dividend. During the three months ended December 31, 2019, the Company entered into a settlement agreement with David Summers, the Company’s former CEO and a common stockholder. As part of this settlement, David Summers returned 5,800,000 Series A preferred shares with a book value of $4,590,535, to the Company which were cancelled. See Note 8 for additional information. At September 30, 2020 and 2019, there were 0 and 5,800,000 shares of our Series A Preferred Stock outstanding, respectively.

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

During the year ended September 30, 2018, the Company issued 500,000 shares of common stock upon conversion of the Series B Preferred Stock. At September 30, 2020 and 2019, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of September 30, 2020 and 2019.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. During the year ended September 30, 2019, the holders of 60,000 shares of the Series D Preferred stock returned these shares to the Company for cancellation. There was no gain or loss recognized on this transaction. At September 30, 2020 and 2019, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At September 30, 2020 and 2019, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. At September 30, 2020 and 2019, 386,975 shares of the Series F Preferred Stock were issued and outstanding.

Beneficial conversion discount

During the year ended September 30, 2020, we recorded a beneficial conversion discount of $187,000 as a result of discounts on convertible notes payable issued during the period.

During the year ended September 30, 2019, we recorded a beneficial conversion discount of $354,326 as a result of discounts on convertible notes payable issued during the period.

Note 8. Commitments and Contingent Liabilities

Litigation

The Company was involved in a legal dispute with Mr. David Summers, a significant shareholder, regarding the settlement of claims on certain patents and formulas. In October 2019, the Company entered into a settlement agreement with David Summers whereby all claims, disputes and litigation were dismissed. Mr. Summers returned 5,800,000 shares of Series A Preferred stock with a book value of $4,590,535 to the Company, which were cancelled. The Company was relieved of the previously recognized liability for compensation amounts due to Mr. Summers of $112,804. The Company assigned three patents that it previously held to David Summers, which had no book value as of the date of the settlement. The settlement was recorded as a capital transaction due to the related party nature and as such no gain or loss was recorded.

Note 9. License Agreement

Effective August 23, 2020 the Company’s wholly-owned subsidiary, SomaCeuticals, Inc. entered into an exclusive global license agreement with 7 to Stand, Inc. for the rights to U.S. patent 10,610,592 issued to Fabrizio de Silvestri, Terni, Italy, as inventor, April 7, 2020 for treatment of Multiple Sclerosis. In consideration for the license agreement, SomaCeuticals agreed to pay 7 to Stand a royalty of 7.1% of the net sales of any product developed under the patent on a worldwide basis. Additionally, the Company will issue shares of common stock to 7 to Stand upon completion of the following milestones:

●	Common shares representing 5% of total number of outstanding common shares of the Company immediately following any change of control of the Company;

●	Common shares representing 5% of total number of outstanding common shares of the Company immediately following the first round of funding under a private offer of equity or debt securities;

●	Common shares representing 5% of total number of outstanding common shares of the Company immediately following the first round of funding under a private offer of equity or debt securities;

●

Common shares representing 5% of total number of outstanding common shares of the Company immediately following the commencement of clinical trials for Federal Drug Administration clearance of the product; and

●

Common shares representing an adjustment to increase 7 to Stand’s total ownership to 19.99% of total number of outstanding common shares of the Company immediately following FDA clearance of the product for sale.

No shares have been earned under the agreement to date, and no royalties have been earned or paid to 7 to Stand. The license agreement may be terminated by 7 to Stand if 1) SomaCeuticals  does not begin clinical trials within one year of the agreement; 2) if SomaCeuticals terminates the continuation of the clinical trials; or 3) shall not commence marketing the product within reasonable time after obtaining FDA approval.

Note 10. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2020. The Company currently has net operating loss carryforwards aggregating approximately $2,251,000 which expire beginning in 2033. The deferred tax asset related to the net operating loss carryforwards has been fully reserved.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from April 29, 2016 (date of inception) through September 30, 2020 and 2019 is the valuation allowance as follows.

	September 30, 2020	September 30, 2019
Net operating loss carryforward at statutory tax rate	$475,000	$424,000
Valuation allowance	(475,000)	(424,000)
Deferred tax benefit, net	$—	$—

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

The tax returns for fiscal year 2017 and forward are still open for review by the Internal Revenue Service.

Note 11. Available-for-Sale Securities

The Company owns a non-controlling interest in certain marketable equity securities. This investment is accounted for as available-for-sale. During the year ended September 30, 2019, the Company determined that the loss in value of the available-for-sale securities was considered other than temporary due to the fact that these shares are no longer trading on public markets. As a result, the loss of $10,673 was recognized as an impairment loss in the consolidated statement of operations. Available-for-sale securities is comprised of the following as of September 30, 2020 and 2019

	September 30, 2020	September 30, 2019
Common stock of Biofuels Power Corp. (Initial Cost)	$—	$35,000
Cumulative realized loss on available-for-sale securities	(—)	(35,000)
Unrealized loss on available-for-sale securities	—	—
Available-for-sale securities	$—	$—

Note 12. Subsequent Events

In October 2020, a lender converted all $28,000 principal and accrued interest of $16,80 of the March 30, 2020 convertible note payable into 9,275,000 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

On October 6, 2020, the Company entered into a convertible promissory note of $33,000, which matures on July 31, 2021 and bears interest at 12%. The promissory note is convertible beginning January 31, 2021 into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. The Company received cash proceeds of $30,000 after deferred financing fees.

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

As of September 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2020.

The Company recognizes the following weaknesses and deficiencies of the Company as of September 30, 2020:

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Alex Blankenship 2500 Wilcrest Drive, 3rd Floor Houston, TX 77042	57	Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Director

James C. Katzaroff	63	President, SomaCeutical, Inc. subsidiary of the issuer

Alex Blankenship From April 1983 to February 1986, Ms. Blankenship was employed by Blake Memorial Hospital in Bradenton, Florida as a certified cardiac monitor technician in the intensive care and progressive care units.  From March 1986 until December 2002, Ms. Blankenship served as private duty eldercare for numerous patients in Florida and North Carolina.  In January 2003, Ms. Blankenship withdrew from participation in the medical care industry to devote time to her daughter and two grandchildren.

James C. Katzaroff. From 2007 through 2016 was Chief Executive Officer and controlling shareholder is the founder of Advanced Medical Isotope Corp. (now Vivos, Inc) a late stage radiation oncology focused medical device company engaged in the development of yttrium-90 based brachytherapy devices for the treatment of non-resectable tumors. Effective May 2020, Mr. Katzaroff became the Chief Executive officer and controlling shareholder of Poverty Dignified, Inc. (OTC PVDG).

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Blankenship	2020	$65,000	(a)	—	$12,000	(b)	—	—	—	—	$72,000
CEO	2019	$50,000	(a)	—	$68,250	(c)	—	—	—	—	$118,250
	2018	$10,000	(a)	—	—		—	—	—	—	$10,000

__________

(a)	Includes amount paid to Ms. Blankenship in cash during the year;

(b)	Includes 5,000,000 shares of common stock with a fair value of $12,000 awarded to Ms. Blankenship on August 14, 2020. Ms. Blankship paid $500 in cash to the Company for these shares.

(c)	Includes 3,500,000 shares of common stock with a fair value of $73,500 awarded to Ms. Blankenship on November 30, 2018.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2020

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Alex Blankenship	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the period ended September 30, 2020 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of December 1, 2020, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Brent A. Atwood 5000 Riverside Drive Ste 100E Bldg 6 Irving, TX 75039	25,220,000	(1)	5.7%

Kenwood Capital LLC 14001 Walden Road, Suite 600 Montgomery, TX 77356	10,000,000		2.2%

David P. Summers 14001 Walden Road, Suite 600 Montgomery, TX 77356	7,000,000	(2)	1.6%

Alex Blankenship	11,000,000	(3)	2.5%

James C. Katzaroff	10,000,000		2.2%

All directors and executive officers as a group (1) person.	21,000,000		4.7%

__________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended September 30, 2020 and 2019:

	2020	2019
Audit Fees	$27,500	$26,750

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$27,500	$26,750

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

AngioSoma, Inc.

Date: December 3, 2020	BY: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Director