Form 10-Q
period 2020-12-31
AngioSoma, Inc.
filed 2021-01-28
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

_________________________

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 26, 2021, 466,374,114 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2020	2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$66,262	$81,442
Prepaid expenses	—	4,783
Inventory	2,412	2,412
Total current assets	68,674	88,637

Fixed assets, net	1,115	1,275

TOTAL ASSETS	$69,789	$89,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$143,697	$133,467
Accounts payable to related party	173,568	173,568
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $6,735 and $34,923 respectively	155,265	155,077
Current portion of accrued interest payable	226,566	227,372

Total current liabilities	758,746	749,134

TOTAL LIABILITIES	758,746	749,134

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 455,487,628 and 436,218,342 shares issued and outstanding at December 31, 2020 September 30, 2020, respectively	455,486	436,217
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 6,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	—	—
Series D Preferred Stock, $0.001 par value, 539,988 shares authorized; 509,988 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	510	510
Series E Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value 501,975 shares authorized; 386,975 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	387	387
Additional paid-in capital	6,193,393	6,118,002
Accumulated deficit	(7,339,733)	(7,215,338)

TOTAL STOCKHOLDERS’ DEFICIT	(688,957)	(659,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$69,789	$89,912

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 30,
	2020	2019

REVENUE	$—	$77
Cost of goods sold	—	14

Gross margin	—	63

OPERATING EXPENSES
General and administrative expenses	60,353	74,296
Total operating expenses	60,353	74,296

LOSS FROM OPERATIONS	(60,353)	(74,233)

OTHER INCOME (EXPENSE)
Interest expense	(64,042)	(86,804)
Total other income (expense)	(64,042)	(86,804)

Net loss	$(124,395)	$(161,037)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	446,984,874	190,202,931

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A		Series D		Series E		Series F		Additional		Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Balance, September 30, 2019	170,467,283	$170,468	5,800,000	$4,590,535	509,988	$510	1,000,000	$1,000	386,975	$387	$1,225,272	$(6,673,607)	$(685,435)

Common stock issued for conversion of convertible note payable and accrued interest	39,833,749	39,833	—	—	—	—	—	—	—	—	44,967	—	84,800
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	32,000	—	32,000
Return of preferred shares and retirement of accrued compensation from legal settlement	—	—	(5,800,000)	(4,590,535)	—	—	—	—	—	—	4,703,339	—	112,804
Net loss for the three months ended December 31, 2019	—	—	—	—	—	—	—	—	—	—	—	(161,037)	(161,037)
Balance, December 31, 2019	210,301,032	$210,301	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,005,578	$(6,834,644)	$(616,868)

Balance, September 30, 2020	436,218,342	$436,217	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,118,002	$(7,215,338)	$(659,222)

Common stock issued for conversion of convertible note payable and accrued interest	19,269,286	19,269	—	—	—	—	—	—	—	—	45,391	—	64,660
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	30,000	—	30,000
Net loss for the three months ended December 31, 2020	—	—	—	—	—	—	—	—	—	—	—	(124,395)	(124,395)
Balance, December 31, 2020	455,487,628	$455,486	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,193,393	$(7,339,733)	$(688,957)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(124,395)	$(161,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160	906
Amortization of discount on convertible note payable	61,188	81,821
Changes in operating assets and liabilities
Inventory	—	34
Prepaid expenses	4,783	(2,343)
Accounts payable and accrued liabilities	10,230	(1,600)
Accounts payable and accrued liabilities to related party	—	(5,000)
Accrued interest payable	2,854	4,983
NET CASH (USED IN) OPERATING ACTIVITIES	(45,180)	(82,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	—	(1,514)
NET CASH (USED IN) INVESTING ACTIVITIES	—	(1,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net	30,000	32,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	32,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,180)	(51,750)

Cash and cash equivalents at beginning of period	81,442	100,459

Cash and cash equivalents at end of period	$66,262	$48,709

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$64,660	$84,800
Beneficial conversion discount on convertible notes payable	$30,000	$32,000
Return of Series A preferred shares and settlement of related party compensation	$—	$4,703,339

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2020, the Company had a net loss of $124,395 and negative cash flow from operating activities of $45,180. As of December 31, 2020, the Company had negative working capital of $690,072. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2020 which are included on our Form 10-K filed on December 3, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2021.

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

Note 3. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated March 30, 2020 in the original principal amount of $28,000, maturing January 15, 2021, bearing interest at 12% per year, convertible beginning September 26, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In October 2020, principal of $28,000 and accrued interest of $1,680 were converted into 9,275,000 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	28,000

Convertible note dated June 10, 2020 in the original principal amount of $33,000, maturing April 15, 2021, bearing interest at 12% per year, convertible beginning December 8, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In December 2020, principal of $33,000 and accrued interest of $1,980 were converted into 9,994,286 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated July 7, 2020 in the original principal amount of $38,000, maturing May 15, 2021, bearing interest at 12% per year, convertible beginning January 3, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	38,000	38,000

Convertible note dated July 30, 2020 in the original principal amount of $33,000, maturing June 15 2021, bearing interest at 12% per year, convertible beginning February 20, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	33,000

Convertible note dated August 24, 2020 in the original principal amount of $38,000, maturing June 30, 2021, bearing interest at 12% per year, convertible beginning January 26, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion	38,000	38,000

Convertible note dated October 6, 2020 in the original principal amount of $33,000, maturing July 30 2021, bearing interest at 12% per year, convertible beginning April 4, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	—

Total current convertible notes payable	162,000	190,000

Less: discount on convertible notes payable	(6,735)	(34,923)
Total convertible notes payable, net of discount	$155,265	$155,077

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

During the three months ended December 31, 2020, the Company recognized $3,000 of deferred finance costs from its new convertible note payable, $30,000 of new discount related to the beneficial conversion features of convertible notes payable, and recognized interest expense of $2,854 and amortization of discount on convertible notes payable of $61,188. During the three months ended December 31, 2019, the Company recognized interest expense of $4,983 and amortization of discount on convertible notes payable of $81,821. As of December 31, 2020 and September 30, 2020, accrued interest was $226,566 and $227,372, respectively.

Advances

As of December 31, 2020 and September 30, 2020, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 4. Related Party Transactions

David Summers, a significant shareholder of the Company, formerly provided consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As part of the legal settlement discussed in Note 6, the Company was relieved of these outstanding claims, and the unpaid liability balance of $112,804 was retired as contributed capital, and Mr. Summers returned 5,800,000 shares of Series A Preferred stock with a book value of $4,590,535, which were cancelled.

Alex Blankenship is paid $5,000 per month under her employment agreement as Chief Executive Officer of the Company. As of December 31, 2020, the Company owed Ms. Blankenship $135,438 for unpaid compensation.

As of December 31, 2020, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

Note 5. Stockholders’ Equity (Deficit)

Preferred Series A

During the three months ended December 31, 2019, the Company entered into a settlement agreement with David Summers, the Company’s former CEO and a common stockholder. As part of this settlement, David Summers returned 5,800,000 Series A preferred shares to the Company which were cancelled. See Note 6 for additional information regarding the settlement.

Common stock issued for conversion of convertible notes payable

During the three months ended December 31, 2020, the Company issued 19,269,286 shares of common stock upon the conversion of principal of $61,000 and accrued interest of $3,660. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

During the three months ended December 31, 2019, the Company issued 39,833,749 shares of common stock upon the conversion of principal of $80,000 and accrued interest of $4,800. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

Beneficial conversion feature

During the three months ended December 31, 2020, the Company charged to additional paid-in capital the aggregate amount of $30,000 on connection with the beneficial conversion feature of notes payable.

Note 6. Commitments and Contingent Liabilities

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

Note 7. License Agreement

Effective August 23, 2020 the Company’s wholly-owned subsidiary, SomaCeuticals, Inc. entered into an exclusive global license agreement with 7 to Stand, Inc. for the rights to U.S. patent 10,610,592 issued to Fabrizio de Silvestri, Terni, Italy, as inventor, April 7, 2020 for treatment of Multiple Sclerosis. In consideration for the license agreement, SomaCeuticals agreed to pay 7 to Stand a royalty of 7.1% of the net sales of any product developed under the patent on a worldwide basis. Additionally, the Company will issue shares of common stock to 7 to Stand upon completion of the following milestones:

•	Common shares representing 5% of total number of outstanding common shares of the Company immediately following any change of control of the Company;

•	Common shares representing 5% of total number of outstanding common shares of the Company immediately following the first round of funding under a private offer of equity or debt securities;

•	Common shares representing 5% of total number of outstanding common shares of the Company immediately following the first round of funding under a private offer of equity or debt securities;

•

Common shares representing 5% of total number of outstanding common shares of the Company immediately following the commencement of clinical trials for Federal Drug Administration clearance of the product; and

•

Common shares representing an adjustment to increase 7 to Stand’s total ownership to 19.99% of total number of outstanding common shares of the Company immediately following FDA clearance of the product for sale.

•

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

Note 8. Subsequent Events

On January 5, 2021, the Company entered into a convertible promissory note of $38,500, which matures on November 5, 2021 and bears interest at 12%. The promissory note is convertible beginning six months from issuance into common stock at a rate of 65% of the average of the two lowest trading prices during the 15 trading days prior to conversion. The Company received cash proceeds of $35,000 after deferred financing fees.

On January 11, 2021, the holder of the July 7, 2020 convertible note payable converted all $38,000 of principal and $2,280 of accrued interest into 10,886,486 shares of common stock in accordance with the terms of the agreement.

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

Results of Operations

Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Revenue.  We had revenue of $0 for the three months ended December 31, 2020 compared to $77 for the three months ended December 31, 2019.

Cost of goods sold.  We had cost of goods sold of $0 for the three months ended December 31, 2020 compared to $14 for the three months ended December 31, 2019.

General and administrative expense.  We recognized general and administrative expense of $60,353 for the three months ended December 31, 2020 compared to $74,296 for the comparable period of 2019. The decrease was primarily due to lower legal costs and marketing costs.

Interest expense.  We recognized interest expense of $64,042 for the three months ended December 31, 2020 compared to $86,804 for the comparable period of 2019. Amortization of debt discount was $61,188 and $81,821 for the three months ended December 31, 2020 and 2019, respectively.

Net loss.  For the reasons above, we recognized a net loss of $124,395 for the three months ended December 31, 2020 compared to $161,037 for the three months ended December 31, 2019.

Liquidity and Capital Resources

At December 31, 2020, we had cash on hand of $66,262. The Company has negative working capital of $690,072. Net cash used in operating activities for the three months ended December 31, 2020 was $45,180. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended December 31, 2020 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

October 2, 2020	Common Stock	5,000,000	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0032 per share
October 5, 2020	Common Stock	4,275,000	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0032 per share
December 16, 2020	Common Stock	7,142,857	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0035 per share
December 17, 2020	Common Stock	2,851,429	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0035 per share

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

AngioSoma Inc.

Date: January 28, 2021	By: /s/ Alex Blankenship
Alex Blankenship
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director