Form 10-Q
period 2021-03-31
AngioSoma, Inc.
filed 2021-05-21
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

_________________________

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2021, 475,638,775 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to AngioSoma Inc., a Nevada corporation and its subsidiaries unless the context specifically indicates otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOSOMA INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2021	2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$158,888	$81,442
Prepaid expenses	—	4,783
Inventory	—	2,412
Total current assets	158,888	88,637

Fixed assets, net	—	1,275

TOTAL ASSETS	$158,888	$89,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$138,697	$133,467
Accounts payable to related party	—	173,568
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $6,011 and $34,923 respectively	118,989	155,077
Current portion of accrued interest payable	225,968	227,372

Total current liabilities	543,304	749,134

TOTAL LIABILITIES	543,304	749,134

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 475,638,775 and 436,218,342 shares issued and outstanding at March 31, 2021 September 30, 2020, respectively	475,638	436,217
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 6,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	—	—
Series D Preferred Stock, $0.001 par value, 509,988 shares authorized; 509,988 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	510	510
Series E Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value 386,975 shares authorized; 386,975 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	387	387
Additional paid-in capital	6,562,113	6,118,002
Stock payable, consisting of 25,980,000 and 0 shares to be issued at March 31, 2021 and December 31, 2020, respectively	811,500	—
Accumulated deficit	(8,235,564)	(7,215,338)

TOTAL STOCKHOLDERS’ DEFICIT	(384,416)	(659,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$158,888	$89,912

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

REVENUE	$—	$—	$—	$77
Cost of goods sold	2,412	—	2,412	14

Gross margin	(2,412)	—	(2,412)	63

OPERATING EXPENSES
General and administrative expenses	467,991	51,389	528,344	125,685
Total operating expenses	467,991	51,389	528,344	125,685

LOSS FROM OPERATIONS	(470,403)	(51,389)	(530,756)	(125,622)

OTHER INCOME (EXPENSE)
Loss on settlement of liabilities	(311,762)	—	(311,762)	—
Interest expense	(113,666)	(66,923)	(177,708)	(153,727)
Total other income (expense)	(425,428)	(66,923)	(489,470)	(153,727)

Net loss	$(895,831)	$(118,312)	$(1,020,226)	$(279,349)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	469,027,749	235,768,659	457,766,883	212,861,298

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A		Series D		Series E		Series F		Additional			Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Payable	Deficit	(Deficit)

Balance, September 30, 2019	170,467,283	$170,468	5,800,000	$4,590,535	509,988	$510	1,000,000	$1,000	386,975	$387	$1,225,272	$—	$(6,673,607)	$(685,435)

Common stock issued for conversion of convertible note payable and accrued interest	39,833,749	39,833	—	—	—	—	—	—	—	—	44,967	—	—	84,800
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	32,000	—	—	32,000
Return of preferred shares and retirement of accrued compensation from legal settlement	—	—	(5,800,000)	(4,590,535)	—	—	—	—	—	—	4,703,339	—	—	112,804
Net loss for the three months ended December 31, 2019	—	—	—	—	—	—	—	—	—	—	—	—	(161,037)	(161,037)
Balance, December 31, 2019	210,301,032	$210,301	—	—	509,988	$510	1,000,000	$1,000	386,975	$387	6,005,578	$—	$(6,834,644)	$(616,868)

Common stock issued for conversion of convertible note payable and accrued interest	93,977,186	93,977	—	—	—	—	—	—	—	—	(24,017)	—	—	69,960
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	60,000	—	—	60,000
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(118,312)	(118,312)
Balance, March 31, 2020	304,278,218	$304,278	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	6,041,561	$—	$(6,952,956)	$(605,220)

Balance, September 30, 2020	436,218,342	$436,217	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,118,002	$—	$(7,215,338)	$(659,222)

Common stock issued for conversion of convertible note payable and accrued interest	19,269,286	19,269	—	—	—	—	—	—	—	—	45,391	—	—	64,660
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	30,000	—	—	30,000
Net loss for the three months ended December 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(124,395)	(124,395)
Balance, December 31, 2020	455,487,628	$455,486	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,193,393	$—	$(7,339,733)	$(688,957)

Issuance of common stock and retirement of accrued compensation with former officer	2,600,000	2,600	—	—	—	—	—	—	—	—	132,600	312,000	—	447,200
Common stock issued for conversion of convertible note payable and accrued interest	17,551,147	17,552	—	—	—	—	—	—	—	—	97,990	—	—	115,542
Sale of common stock units for cash proceeds	—	—	—	—	—	—	—	—	—	—	—	499,500	—	499,500
Repurchase of preferred stock from former officer	—	—	—	—	—	—	(1,000,000)	(1,000)	—	—	(324,000)	—	—	(325,000)
Issuance of preferred stock to officer	—	—	—	—	—	—	1,000,000	1,000	—	—	324,000	—	—	325,000
Settlement of accounts payable with related party	—	—	—	—	—	—	—	—	—	—	38,130	—	—	38,130
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(895,831)	(895,831)
Balance, March 31, 2021	475,638,775	$475,638	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,562,113	$811,500	$(8,235,564)	$(384,416)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,020,226)	$(279,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	325,000	—
Depreciation	1,275	1,032
Amortization of discount on convertible note payable	168,912	148,148
Loss on settlement of liabilities	311,762	—
Changes in operating assets and liabilities
Inventory	2,412	34
Prepaid expenses	4,783	(1,561)
Accounts payable and accrued liabilities	5,232	(1,597)
Accounts payable and accrued liabilities to related party	—	(5,000)
Accrued interest payable	8,796	5,579
NET CASH (USED IN) OPERATING ACTIVITIES	(192,054)	(132,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	—	(1,514)
NET CASH (USED IN) INVESTING ACTIVITIES	—	(1,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock units	499,500	—
Repurchase of preferred stock from former officer	(325,000)	—
Proceeds from convertible notes payable, net	95,000	67,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	269,500	67,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	77,446	(67,228)

Cash and cash equivalents at beginning of period	81,442	100,459

Cash and cash equivalents at end of period	$158,888	$33,231

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$180,202	$154,760
Beneficial conversion discount on convertible notes payable	$130,000	$92,000
Common shares issued to settle liabilities with former officer	$135,438	$—
Settlement of liabilities with related party	$38,130	$—
Return of Series A preferred shares and settlement of related party compensation	$—	$4,703,339

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ANGIOSOMA INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 1. General Organization and Business

Angiosoma Inc. (the “Company”) was incorporated on April 29, 2016. The Company’s year-end is September 30. On October 4, 2019, the Company filed Articles of Continuance with the Secretary of State of Wyoming to continue its business in the state of Wyoming. As part of these Articles of Continuance, the Company effective October 4, 2019, the Company has no limit on the authorized shares of common stock that can be issued. The Company filed its Certificate of Dissolution with the Secretary of State of Nevada on October 21, 2019 since it is no longer a Nevada corporation.

The Company is a clinical stage pharmaceutical Company introducing a patented formulation of previously approved drugs for the treatment of multiple sclerosis. Prior to the Company’s current business plan, the Company was a wellness company dedicated to bringing innovative, effective and high-quality supplement products to the medical, wellness and adult-use markets through our marketing subsidiary, SomaCeuticalsTM.

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2021, the Company had a net loss of $1,020,226 and cash flow used in operating activities of $192,054. As of March 31, 2021, the Company had negative working capital of $384,416. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2020 which are included on our Form 10-K filed on December 3, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2021.

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

Note 3. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated March 30, 2020 in the original principal amount of $28,000, maturing January 15, 2021, bearing interest at 12% per year, convertible beginning September 26, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In October 2020, principal of $28,000 and accrued interest of $1,680 were converted into 9,275,000 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	28,000

Convertible note dated June 10, 2020 in the original principal amount of $33,000, maturing April 15, 2021, bearing interest at 12% per year, convertible beginning December 8, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In December 2020, principal of $33,000 and accrued interest of $1,980 were converted into 9,994,286 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated July 7, 2020 in the original principal amount of $38,000, maturing May 15, 2021, bearing interest at 12% per year, convertible beginning January 3, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In January 2021, principal of $38,000 and accrued interest of $2,280 was converted into 10,886,486 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	38,000

Convertible note dated July 30, 2020 in the original principal amount of $33,000, maturing June 15 2021, bearing interest at 12% per year, convertible beginning February 20, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2021, principal of $33,000 and accrued interest of $1,980 was converted into 4,115,294 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated August 24, 2020 in the original principal amount of $38,000, maturing June 30, 2021, bearing interest at 12% per year, convertible beginning January 26, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2021, principal of $38,000 and accrued interest of $2,280 was converted into 2,549,367 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	38,000

Convertible note dated October 6, 2020 in the original principal amount of $33,000, maturing July 30 2021, bearing interest at 12% per year, convertible beginning April 4, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,000	—

Convertible note dated January 5, 2021 in the original principal amount of $38,500, maturing January 5, 2022, bearing interest at 12% per year, convertible beginning July 4, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	38,500	—

Convertible note dated February 4, 2021 in the original principal amount of $33,500, maturing February 4, 2022, bearing interest at 12% per year, convertible beginning August 3, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,500	—

Total current convertible notes payable	125,000	190,000

Less: discount on convertible notes payable	(6,011)	(34,923)
Total convertible notes payable, net of discount	$118,989	$155,077

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

During the three months ended December 31, 2020, the Company recognized $3,000 of deferred finance costs from its new convertible note payable and $30,000 of new discount related to the beneficial conversion features of convertible notes payable. During the three months ended March 31, 2021, the Company recognized $7,000 of deferred finance costs from its new convertible note payable and $100,000 of new discount related to the beneficial conversion features of convertible notes payable.

During the three and six months ended March 31, 2021, the Company recognized interest expense on convertible notes of $5,942 and $8,796 and amortization of discount on convertible notes payable of $61,188 and $168,912, respectively. During the three and six months ended March 31, 2020, the Company recognized interest expense on convertible notes of $596 and $5,579 and amortization of discount on convertible notes payable of $66,327 and $148,148, respectively

As of March 31, 2021 and September 30, 2020, accrued interest was $225,968 and $227,372, respectively.

Advances

As of March 31, 2021 and September 30, 2020, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 4. Related Party Transactions

In January 2021, the Company’s former Chief Executive Officer Sydney Jim agreed to forgive all accrued but unpaid compensation of $38,130, resulting in a gain on settlement of liabilities to the Company that was recorded to additional paid in capital.

In March 2021, the Company entered into severance agreement with its former CEO Alex Blankenship. The Company owed Ms. Blankenship unpaid compensation of $135,438 and agreed to issue 8,600,000 shares of common stock in full settlement of this amount and release from the employment agreement with her. The shares had a fair value of $447,200 based on the stock price at the date of the agreement. The Company recognized a loss on settlement of $311,762 in connection with this agreement. As of March 31, 2021, 2,600,000 of the shares were issued to Ms. Blankenship. Concurrently with the severance agreement, the Company agreed to purchase the 1,000,000 shares Series E Preferred Stock held by Ms. Blankenship for $325,000 in cash. The Company reissued those Series E preferred Shares to the Company’s new CEO James Katzaroff. The Company recognized stock-based compensation of $325,000 related to this reissuance.

David Summers, a significant shareholder of the Company, formerly provided consulting services to the Company related to the development of our products. In addition, the Company had previously rented office space from Mr. Summers for $400 per month under a month to month lease. As part of the legal settlement discussed in Note 6 in October 2019, the Company was relieved of these outstanding claims, and the unpaid liability balance of $112,804 was retired as contributed capital, and Mr. Summers returned 5,800,000 shares of Series A Preferred stock with a book value of $4,590,535, which were cancelled.

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

Preferred Series E

On March 31, 2021, The Company agreed to repurchase 1,000,000 shares of Series E Preferred Stock from Alex Blankenship, the Company’s former CEO, for $325,000. The Company then reissued those shares to James Katzaroff, the Company’s new CEO, and recognized stock-based compensation expense of $325,000. The Series E Preferred stock has voting rights on the basis of two votes for every outstanding share of common stock meaning that the holders of the Series E Preferred Stock have 2/3 of the voting rights in the Company.

Common Stock Units

During the three months ended March 31, 2021, the Company sold common stock units to investors. Each unit consist of 400,000 shares of common stock and 600,000 warrants to purchase common stock for three years at an exercise price of $0.03 per share. The Company received cash proceeds of $499,500 related to the issuance of 19,980,000 shares of common stock and 29,970,000 warrants. No shares of common stock were issued as of March 31, 2021. The warrants has a relative fair value of $350,462 based on a Black-Scholes pricing model with estimated volatility ranging from 261.3% to 261.8%, dividend yield of 0%, expected term of three years and a risk free rate ranging from 0.19% to 0.24%.

Common stock issued for conversion of convertible notes payable

During the three months ended December 31, 2020, the Company issued 19,269,286 shares of common stock upon the conversion of principal of $61,000 and accrued interest of $3,660. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

During the three months ended March 31, 2021, the Company issued 17,551,147 shares of common stock upon the conversion of principal of $109,000 and accrued interest of $6,540. The Company recognized a loss of $13,994 on these conversions.

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

Beneficial conversion feature

During the six months ended March 31, 2021, the Company charged to additional paid-in capital the aggregate amount of $130,000 on connection with the beneficial conversion feature of notes payable.

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

Note 7. License Agreement

Effective August 23, 2020 the Company’s wholly-owned subsidiary, SomaCeuticals, Inc. entered into an exclusive global license agreement with 7 to Stand, Inc. for the rights to U.S. patent 10,610,592 issued to Fabrizio de Silvestri, Terni, Italy, as inventor, April 7, 2020 for treatment of Multiple Sclerosis. In consideration for the license agreement, SomaCeuticals agreed to pay 7 to Stand a royalty of 7.1% of the net sales of any product developed under the patent on a worldwide basis. Additionally, the Company will issue a total of 116,520,667 shares of common stock to 7 to Stand upon completion of the following milestones:

•

Common shares representing 5% of total number of outstanding common shares of the Company immediately following any change of control of the Company; the Company will issue 29,130,167 shares of common stock as a result of the change of control discussed in Note 5. These shares have not yet been issued.

•	29,130,167 Common shares immediately following the first round of funding under a private offer of equity or debt securities;

•	29,130,167 Common shares immediately following the commencement of clinical trials for Federal Drug Administration clearance of the product; and

•

Common shares representing an adjustment to increase 7 to Stand’s total ownership to 19.99% of total number of outstanding common shares of the Company immediately following FDA clearance of the product for sale. The Company expects to issue 29,130,166 shares of common stock related to this provision if met.

•

No royalties have been earned or paid to 7 to Stand. The license agreement may be terminated by 7 to Stand if 1) SomaCeuticals does not begin clinical trials within one year of the agreement; 2) if SomaCeuticals terminates the continuation of the clinical trials; or 3) shall not commence marketing the product within reasonable time after obtaining FDA approval.

Note 8. Subsequent Events

On April 27, 2021, the Board of Directors of the Company elected Brooke Greenwald as Chief Marketing Officer of the corporation.

On April 27, 2021, the Board of Directors of the Company elected Steven F. Penderghast as Director of the corporation. On April 28, 2021, the Company awarded Mr Penderghast stock options to purchase 5,000,000 shares of common stock at an exercise price of $0.003 per share. The stock option is exercisable through the latter of two years from the effective date or two years after certain liquidity events.

On May 6, 2021, the Board of Directors of the Company elected David Croom as Executive Vice President of the corporation. and elected Dr. Leonard Wisneski, MD, FACP as the Medical Advisory Board Chairman.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Angiosoma Inc. (the “Company”) was incorporated on April 29, 2016. The Company’s year-end is September 30. On October 4, 2019, the Company filed Articles of Continuance with the Secretary of State of Wyoming to continue its business in the state of Wyoming. As part of these Articles of Continuance, the Company effective October 4, 2019, the Company has no limit on the authorized shares of common stock that can be issued. The Company filed its Certificate of Dissolution with the Secretary of State of Nevada on October 21, 2019 since it is no longer a Nevada corporation.

The Company is a clinical stage pharmaceutical Company introducing a patented formulation of previously approved drugs for the treatment of multiple sclerosis. Prior to the Company’s current business plan, the Company was a wellness company dedicated to bringing innovative, effective and high-quality supplement products to the medical, wellness and adult-use markets through our marketing subsidiary, SomaCeuticalsTM.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue.  We had no revenue for the three months ended March 31, 2021 and 2020.

Cost of goods sold.  We had $2,412 and $0 cost of goods sold for the three months ended March 31, 2021 and 2020, respectively related to the write down of inventory kept by the Company’s former CEO as part of the severance agreement.

General and administrative expense.  We recognized general and administrative expense of $467,991 for the three months ended March 31, 2021 compared to $51,389 for the comparable period of 2020. The increase in general and administrative expense was related primarily to stock-based compensation of $325,000 related to the Series E Preferred stock issued to the new CEO, and increased officer compensation of $45,438 primarily due to a bonus and increased legal fees of $38,100.

Loss on settlement of liabilities.  We recognized $311,762 and $0 loss on the settlement of liabilities during the three months ended March 31, 2021 and 2020. The loss was related to the severance agreement with Alex Blankenship, our former CEO, resulting in a $311,762 loss.

Interest expense.  We recognized interest expense of $113,666 for the three months ended March 31, 2021 compared to $66,923 for the comparable period of 2020, including amortization of the discount on convertible notes payable of $107,726 and $66,237 during the three months ended March 31, 2021 and 2020, respectively.

Net loss.  For the reasons above, we recognized a net loss of $895,831 for the three months ended March 31, 2021 compared to $118,312 for the three months ended March 31, 2020.

Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Revenue.  We had revenue of $0 for the six months ended March 31, 2021 compared to $77 for the six months ended March 31, 2020.

Cost of goods sold.  We had cost of goods sold of $2,412 for the six months ended March 31, 2021 compared to $14 for the six months ended March 31, 2020 related to the write down of inventory kept by the Company’s former CEO as part of the severance agreement.

General and administrative expense.  We recognized general and administrative expense of $528,344 for the six months ended March 31, 2021 compared to $125,685 for the comparable period of 2020. The increase in general and administrative expense was related primarily to stock-based compensation of $325,000 related to the Series E Preferred stock issued to the new CEO, and increased officer compensation of $45,438 primarily due to a bonus and increased legal fees of $38,100.

Loss on settlement of liabilities.  We recognized $311,762 and $0 loss on the settlement of liabilities during the six months ended March 31, 2021 and 2020. The loss was related to the severance agreement with Alex Blankenship, our former CEO, resulting in a $311,762 loss.

Interest expense.  We recognized interest expense of $177,708 for the six months ended March 31, 2021 compared to $153,727 for the comparable period of 2020. The increase was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $168,912 compared to $148,148 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $1,020,226 for the six months ended March 31, 2021 compared to $279,349 for the six months ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2021, we had cash on hand of $158,888. The Company has negative working capital of $384,416. Net cash used in operating activities for the six months ended March 31, 2021 was $192,054. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2021.

During the six months ended March 31, 2021, the Company used cash in operating activities in the amount of $192,054. This consisted of the net loss of $1,020,226, partially offset by the following non-cash operating expenses: stock-based compensation of $325,000, amortization of discount of $168,912, and the loss on settlement of liabilities of 311,762.  The Company had cash flows from financing activities of $269,500 from the proceeds of sale of common stock units resulting in cash proceeds of $499,500, the repurchase of Series E preferred stock for $325,000, and proceeds from convertible notes payable of $95,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2021, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended March 31, 2021that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 11, 2021	Common Stock	10,886,486	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0037 per share
February 10, 2021	Common Stock	4,115,294	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0084 per share
February 26, 2021	Common Stock	2,549,367	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0154 per share
March 5, 2020	Common Stock	2,600,000	Settlement of liabilities	Section 3(a)(9) of the Securities Act	N/A

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

AngioSoma Inc.

Date: May 21, 2021	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Sole Director