Form 10-Q
period 2021-06-30
GlobeStar Therapeutics Corp
filed 2021-08-23
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-170315

GlobeStar Therapeutics Corporation

(Exact name of registrant as specified in its charter)

Wyoming	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

719 Jadwin Avenue, Richland, WA	99352
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 206-451-1970

Angiosoma Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	GSTC	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 20, 2021, 546,495,726 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

(formerly known as: ANGIOSOMA INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30, 2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$20,476	$81,442
Prepaid expenses	—	4,783
Inventory	—	2,412
Total current assets	20,476	88,637

Fixed assets, net	—	1,275

TOTAL ASSETS	$20,476	$89,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$217,500	$133,467
Accounts payable to related party	57,155	173,568
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $3,287 and $34,923 respectively	88,713	155,077
Current portion of accrued interest payable	226,213	227,372

Total current liabilities	649,231	749,134

TOTAL LIABILITIES	649,231	749,134

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 476,832,632 and 436,218,342 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	476,832	436,217
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 6,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	—	—
Series D Preferred Stock, $0.001 par value, 509,988 shares authorized; 509,988 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	510	510
Series E Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value 386,975 shares authorized; 386,975 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	387	387
Additional paid-in capital	10,835,078	6,118,002
Stock payable, consisting of 25,980,000 and 0 shares to be issued at June 30, 2021 and September 30, 2020, respectively	811,500	—
Accumulated deficit	(12,754,062)	(7,215,338)

TOTAL STOCKHOLDERS’ DEFICIT	(628,755)	(659,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,476	$89,912

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

(formerly known as: ANGIOSOMA INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUE	$—	$—	$—	$77
Cost of goods sold	—	—	2,412	14

Gross margin	—	—	(2,412)	63

OPERATING EXPENSES
General and administrative expenses	4,478,111	48,563	5,006,455	174,248
Total operating expenses	4,478,111	48,563	5,006,455	174,248

LOSS FROM OPERATIONS	(4,478,111)	(48,563)	(5,008,867)	(174,185)

OTHER INCOME (EXPENSE)
Loss on settlement of liabilities	(5,438)	—	(317,200)	—
Interest expense	(34,949)	(39,422)	(212,657)	(193,149)
Total other income (expense)	(40,387)	(39,422)	(529,857)	(193,149)

Net loss	$(4,518,498)	$(87,985)	$(5,538,724)	$(367,334)

Net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	476,727,678	345,243,279	464,087,148	256,827,577

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

(formerly known as: ANGIOSOMA INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series A		Series D		Series E		Series F		Additional			Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	payable	Deficit	(Deficit)

Balance, September 30, 2020	436,218,342	$436,217	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,118,002	$—	$(7,215,338)	$(659,222)

Common stock issued for conversion of convertible note payable and accrued interest	19,269,286	19,269	—	—	—	—	—	—	—	—	45,391	—	—	64,660
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	30,000	—	—	30,000
Net loss for the three months ended December 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(124,395)	(124,395)
Balance, December 31, 2020	455,487,628	$455,486	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,193,393	$—	$(7,339,733)	$(688,957)

Issuance of common stock and retirement of accrued compensation with former officer	2,600,000	2,600	—	—	—	—	—	—	—	—	132,600	312,000	—	447,200
Common stock issued for conversion of convertible note payable and accrued interest	17,551,147	17,552	—	—	—	—	—	—	—	—	97,990	—	—	115,542
Sale of common stock units for cash proceeds	—	—	—	—	—	—	—	—	—	—	—	499,500	—	499,500
Repurchase of preferred stock from former officer	—	—	—	—	—	—	(1,000,000)	(1,000)	—	—	(324,000)	—	—	(325,000)
Issuance of preferred stock to officer	—	—	—	—	—	—	1,000,000	1,000	—	—	324,000	—	—	325,000
Settlement of accounts payable with related party	—	—	—	—	—	—	—	—	—	—	38,130	—	—	38,130
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(895,831)	(895,831)
Balance, March 31, 2021	475,638,775	475,638	—	—	509,988	510	1,000,000	1,000	386,975	387	6,562,113	811,500	(8,235,564)	(384,416)

Common stock issued for conversion of convertible note payable and accrued interest	1,193,857	1,194	—	—	—	—	—	—	—	—	33,786	—	—	34,980
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	30,000	—	—	30,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,209,179	—	—	4,209,179
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(4,518,498)	(4,518,498)
Balance, June 30, 2021	476,832,632	$476,832	—	$—	509,988	$510	1,000,000	1,000	386,975	387	10,835,078	811,500	(12,754,062)	(628,755)

Balance, September 30, 2019	170,467,283	$170,468	5,800,000	$4,590,535	509,988	$510	1,000,000	$1,000	386,975	$387	$1,225,272	$—	$(6,673,607)	$(685,435)

Common stock issued for conversion of convertible note payable and accrued interest	39,833,749	39,833	—	—	—	—	—	—	—	—	44,967	—	—	84,800
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	32,000	—	—	32,000
Return of preferred shares and retirement of accrued compensation from legal settlement	—	—	(5,800,000)	(4,590,535)	—	—	—	—	—	—	4,703,339	—	—	112,804
Net loss for the three months ended December 31, 2019	—	—	—	—	—	—	—	—	—	—	—	—	(161,037)	(161,037)
Balance, December 31, 2019	210,301,032	210,301	—	—	509,988	510	1,000,000	1,000	386,975	387	6,005,578	—	(6,834,644)	(616,868)

Common stock issued for conversion of convertible note payable and accrued interest	93,977,186	93,977	—	—	—	—	—	—	—	—	(24,017)	—	—	69,960
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	60,000	—	—	60,000
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(118,312)	(118,312)
Balance, March 31, 2020	304,278,218	304,278	—	—	509,988	510	1,000,000	1,000	386,975	387	6,041,561	—	(6,952,956)	(605,220)

Common stock issued for conversion of convertible note payable and accrued interest	78,841,942	78,842	—	—	—	—	—	—	—	—	(41,742)	—	—	37,100
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	35,000	—	—	35,000
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(87,985)	(87,985)
Balance, June 30, 2020	383,120,160	$383,120	—	$—	509,988	$510	1,000,000	1,000	386,975	387	6,034,819	—	(7,040,941)	(621,105)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

(formerly known as: ANGIOSOMA INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,538,724)	$(367,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	4,534,179	—
Depreciation	1,275	1,169
Amortization of discount on convertible note payable	201,636	185,395
Loss on conversion of notes payable	—
Loss on settlement of liabilities	317,200	—
Changes in operating assets and liabilities
Inventory	2,412	34
Prepaid expenses	4,783	(778)
Accounts payable and accrued liabilities	84,035	(1,598)
Accounts payable and accrued liabilities to related party	51,717	5,000
Accrued interest payable	11,021	7,754
NET CASH (USED IN) OPERATING ACTIVITIES	(330,466)	(170,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	—	(1,782)
NET CASH (USED IN) INVESTING ACTIVITIES	—	(1,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock units	499,500	—
Repurchase of preferred stock from former officer	(325,000)	—
Proceeds from convertible notes payable, net	95,000	122,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	269,500	122,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(60,966)	(50,140)

Cash and cash equivalents at beginning of period	81,442	100,459

Cash and cash equivalents at end of period	$20,476	$50,319

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$215,180	$191,860
Beneficial conversion discount on convertible notes payable	$160,000	$127,000
Common shares issued to settle liabilities with former officer	$130,000	$—
Settlement of liabilities with related party	$38,130	$—
Return of Series A preferred shares and settlement of related party compensation	$—	$4,703,339

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

(formerly known as: ANGIOSOMA INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 1. General Organization and Business

GlobeStar Therapeutics Corporation (the “Company”) was incorporated on April 29, 2016. The Company’s year-end is September 30. On October 4, 2019, the Company filed Articles of Continuance with the Secretary of State of Wyoming to continue its business in the state of Wyoming. As part of these Articles of Continuance, effective October 4, 2019, the Company has no limit on the authorized shares of common stock that can be issued. The Company filed its Certificate of Dissolution with the Secretary of State of Nevada on October 21, 2019 because it is no longer a Nevada corporation.

The Company changed its name to GlobeStar Therapeutics Corporation on April 27, 2021 from Angiosoma Inc. to better reflect our expanded platform of products that include breakthrough addition of treatment for Multiple Sclerosis and other neurodegenerative diseases. The potential pharmaceutical products related to treatment for multiple sclerosis are licensed to the Company through the worldwide licensing agreement described in Note 7.

On April 27, 2021, the Board of Directors elected Brooke Greenwald as Chief Marketing Officer and a director of the Company. On April 27, 2021, the Board of Directors of the Company elected Steven F. Penderghast as a director of the Company. On April 28, 2021, the Board of Directors elected William Farley as a director of the Company. On May 6, 2021, the Board of Directors of the Company elected David Croom as Executive Vice President of the Company.

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended June 30, 2021, the Company had a net loss of $5,755,065 and cash flow used in operating activities of $345,466. As of June 30, 2021, the Company had negative working capital of $628,755. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2020 which are included on our Form 10-K filed on December 3, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2021.

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

Note 3. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated March 30, 2020 in the original principal amount of $28,000, maturing January 15, 2021, bearing interest at 12% per year, convertible beginning September 26, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In October 2020, principal of $28,000 and accrued interest of $1,680 were converted into 9,275,000 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	28,000

Convertible note dated June 10, 2020 in the original principal amount of $33,000, maturing April 15, 2021, bearing interest at 12% per year, convertible beginning December 8, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In December 2020, principal of $33,000 and accrued interest of $1,980 were converted into 9,994,286 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated July 7, 2020 in the original principal amount of $38,000, maturing May 15, 2021, bearing interest at 12% per year, convertible beginning January 3, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In January 2021, principal of $38,000 and accrued interest of $2,280 was converted into 10,886,486 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	38,000

Convertible note dated July 30, 2020 in the original principal amount of $33,000, maturing June 15 2021, bearing interest at 12% per year, convertible beginning February 20, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2021, principal of $33,000 and accrued interest of $1,980 was converted into 4,115,294 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated August 24, 2020 in the original principal amount of $38,000, maturing June 30, 2021, bearing interest at 12% per year, convertible beginning January 26, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2021, principal of $38,000 and accrued interest of $2,280 was converted into 2,549,367 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	38,000

Convertible note dated October 6, 2020 in the original principal amount of $33,000, maturing July 30 2021, bearing interest at 12% per year, convertible beginning April 4, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In April 2021, principal of $33,000 and accrued interest of $1,980 was converted into 1,193,857 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	—

Convertible note dated January 5, 2021 in the original principal amount of $38,500, maturing January 5, 2022, bearing interest at 12% per year, convertible beginning July 4, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	38,500	—

Convertible note dated February 4, 2021 in the original principal amount of $33,500, maturing February 4, 2022, bearing interest at 12% per year, convertible beginning August 3, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	33,500	—

Total current convertible notes payable	92,000	190,000

Less: discount on convertible notes payable	(3,287)	(34,923)
Total convertible notes payable, net of discount	$88,713	$155,077

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

During the three months ended December 31, 2020, the Company recognized $3,000 of deferred finance costs from its new convertible note payable and $30,000 of new discount related to the beneficial conversion features of convertible notes payable. During the three months ended March 31, 2021, the Company recognized $7,000 of deferred finance costs from its new convertible note payable and $100,000 of new discount related to the beneficial conversion features of convertible notes payable. During the three months ended June 30, 2021, the Company recognized $7,000 of deferred finance costs from its new convertible note payable and $30,000 of new discount related to the beneficial conversion features of convertible notes payable.

During the three and nine months ended June 30, 2021, the Company recognized interest expense on convertible notes of $2,225 and $10,931 and amortization of discount on convertible notes payable of $32,452 and $201,636, respectively. During the three and nine months ended June 30, 2020, the Company recognized interest expense on convertible notes of $7,754 and $17,561, and amortization of discount of $39,887 and $185,395, respectively.

As of June 30, 2021 and September 30, 2020, accrued interest was $226,123 and $227,372, respectively.

Advances

As of June 30, 2021 and September 30, 2020, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 4. Related Party Transactions

In January 2021, the Company’s former Chief Executive Officer Sydney Jim agreed to forgive all accrued but unpaid compensation of $38,130, resulting in a gain on settlement of liabilities to the Company that was recorded to additional paid in capital.

In March 2021, the Company entered into severance agreement with its former CEO Alex Blankenship. The Company owed Ms. Blankenship unpaid compensation of $130,000 and agreed to issue 8,600,000 shares of common stock in full settlement of this amount and release from the employment agreement with her. The shares had a fair value of $447,200 based on the stock price at the date of the agreement. The Company recognized a loss on settlement of $317,200 in connection with this agreement. As of March 31, 2021, 2,600,000 of the shares were issued to Ms. Blankenship. Concurrently with the severance agreement, the Company agreed to purchase the 1,000,000 shares Series E Preferred Stock held by Ms. Blankenship for $325,000 in cash. The Company reissued those Series E preferred Shares to the Company’s new CEO James Katzaroff. The Company recognized stock-based compensation of $325,000 related to this reissuance.

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

Common Stock Units

During the three months ended March 31, 2021, the Company sold common stock units to investors. Each unit consist of 400,000 shares of common stock and 600,000 warrants to purchase common stock for three years at an exercise price of $0.03 per share. The Company received cash proceeds of $499,500 related to the issuance of 19,980,000 shares of common stock and 29,970,000 warrants. No shares of common stock were issued as of March 31, 2021. The warrants had a relative fair value of $350,462 based on a Black-Scholes pricing model with estimated volatility ranging from 261.3% to 261.8%, dividend yield of 0%, expected term of three years and a risk free rate ranging from 0.19% to 0.24%.

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

During the three months ended June 30, 2021, the Company issued 1,193,857 shares of common stock upon the conversion of principal of $30,000 and accrued interest of $1,980. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

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

Common Stock Options

During the three months ended June 30, 2021, the Board of Directors approved grants of 70,000,000 options to officers and medical advisory board members. The stock options have an exercise price of $0.003 per share and are exercisable through the latter of two years from the effective date or two years after certain liquidity events. The total fair value of these option grants at issuance was $4,209,179. All options vested immediately. The Company estimated the fair value of the stock options using a black-scholes option pricing mode and the following assumptions: 1) expected term of 1 to 2 years; 2) volatility of 253.3% and 262.8%; 3) dividend yield of 0%; and 4) risk-free rate of between 0.35% and 0.36%.

The following table summarizes the stock option activity for the nine months ended June 30, 2021:

Schedule of Stock Option Activity
	Options	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2020	—	$—
Granted	70,000,000	$0.003
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, June 30, 2021	70,000,000	$0.003

As of June 30, 2021, the aggregate intrinsic value of options vested and outstanding were $1,925,000. As of June 30, 2021, all outstanding options had an expected remaining life of 1.86 years.

Beneficial conversion feature

During the nine months ended June 30, 2021, the Company charged to additional paid-in capital the aggregate amount of $160,000 on connection with the beneficial conversion feature of notes payable.

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

Note 7. License Agreement

Effective August 23, 2020 the Company’s wholly-owned subsidiary, SomaCeuticals, Inc. entered into an exclusive global license agreement with 7 to Stand, Inc. for the rights to U.S. patent 10,610,592 issued to Fabrizio de Silvestri, Terni, Italy, as inventor, April 7, 2020 for treatment of Multiple Sclerosis. In consideration for the license agreement, SomaCeuticals agreed to pay 7 to Stand a royalty of 7.1% of the net sales of any product developed under the patent on a worldwide basis. Additionally, the Company will issue a total of 116,520,667 shares of common stock to 7 to Stand upon completion of the following milestones:

●	Common shares representing 5% of total number of outstanding common shares of the Company immediately following any change of control of the Company; the Company will issue 29,130,167 shares of common stock as a result of the change of control discussed in Note 5. These shares were issued in July 2021.

●	29,130,167 Common shares immediately following the first round of funding under a private offer of equity or debt securities; These shares were issued in July 2021.

●	29,130,167 Common shares immediately following the commencement of clinical trials for Federal Drug Administration clearance of the product; and

●	Common shares representing an adjustment to increase 7 to Stand’s total ownership to 19.99% of total number of outstanding common shares of the Company immediately following FDA clearance of the product for sale. The Company expects to issue 29,130,166 shares of common stock related to this provision if met.

●	No royalties have been earned or paid to 7 to Stand. The license agreement may be terminated by 7 to Stand if 1) SomaCeuticals does not begin clinical trials within one year of the agreement; 2) if SomaCeuticals terminates the continuation of the clinical trials; or 3) shall not commence marketing the product within reasonable time after obtaining FDA approval.

Note 8. Subsequent Events

Subsequent to June 30, 2021, the Company issued a total of 2,802,760 shares of common stock related to the conversion of $72,000 in principal and $4,320 of outstanding convertible debt.

In July 2021, the Company issued 8,600,000 shares of common stock to its former CEO pursuant to the severance agreement.

In July 2021, the Company issued 58,260,334 shares of common stock pursuant to the first two milestones under the license agreement with 7 to Stand, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

GlobeStar Therapeutics Corporation (the “Company”) was incorporated on April 29, 2016. The Company’s year-end is September 30. On October 4, 2019, the Company filed Articles of Continuance with the Secretary of State of Wyoming to continue its business in the state of Wyoming. As part of these Articles of Continuance, effective October 4, 2019, the Company has no limit on the authorized shares of common stock that can be issued. The Company filed its Certificate of Dissolution with the Secretary of State of Nevada on October 21, 2019 because it is no longer a Nevada corporation.

We changed our name to GlobeStar Therapeutics Corporation on April 27, 2021 to better reflect our expanded platform of products that include breakthrough addition of treatment for Multiple Sclerosis and other neurodegenerative diseases.

GlobeStar Therapeutics Corporation, based in Richland Washington, is a clinical stage Pharmaceutical Company introducing a patented formulation of previously approved drugs for the treatment of Multiple Sclerosis. GlobeStar Therapeutics owns the exclusive global license from the inventors, who are based in Italy. GlobeStar Therapeutics is initiating discussions with the FDA on clinical trial design in preparation for FDA submission and approval pathway.

Prior to the Company’s current business plan, the Company was a wellness company dedicated to bringing innovative, effective and high-quality supplement products to the medical, wellness and adult-use markets through our marketing subsidiary, SomaCeuticalsTM

Professional Team

We have adopted a Medical Advisory Board and appointed medical doctors and medical professionals that have extensive education and hands on experience with pharmaceutical and nutraceutical solution for prevention and treatment of disease.

Management’s Plan to Attract Capital

In the near term, management will utilize debt financing to complete assembling the professional and management team to commence the process for clinical trials in compliance with FDA protocol. plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the midterm, management will enhance its capital position with a public offering of equity securities to finance clinical trials and the necessary actions to obtain approval of worldwide marketing of our MS treatment

In the long term, marketing the Company’s pharmaceutical and nutraceutical products will provide the necessary cash flow to support future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of capital to support near term and midterm business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to support its operations.

Corporate Governance

We have adopted codes and committees for governance of the corporation that include: (i) audit committee charter, (ii) written acknowledgement of code of ethics for directors and senior officers, (iii) compensation committee charter, (iv) confidential information policy, iv) corporate governance guidelines, (vi) executive committee charter, and (vii) nominating committee charter.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenue. We had no revenue for the three months ended June 30, 2021 and 2020.

Cost of goods sold. We had no cost of goods sold for the three months ended June 30, 2021 and 2020

General and administrative expense. We recognized general and administrative expense of $4,478,111 for the three months ended June 30, 2021 compared to $48,563 for the comparable period of 2020. The increase in general and administrative expense was related primarily to stock-based compensation related to options issued to officers, directors and advisory board members of $4,209,179 and increased officer compensation of related to new officers.

Loss on settlement of liabilities. We recognized $5,438 and $0 loss on the settlement of liabilities during the three months ended June 30, 2021 and 2020. The loss was related to the severance agreement with Alex Blankenship, our former CEO.

Interest expense. We recognized interest expense of $34,949 for the three months ended June 30, 2021 compared to $39,422 for the comparable period of 2020, including amortization of the discount on convertible notes payable of $32,452 and $37,247 during the three months ended June 30, 2021 and 2020, respectively.

Net loss. For the reasons above, we recognized a net loss of $4,518,498 for the three months ended June 30, 2021 compared to $87,895 for the three months ended June 30, 2020.

Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Revenue. We had revenue of $0 for the nine months ended June 30, 2021 compared to $77 for the nine months ended June 30, 2020.

Cost of goods sold. We had cost of goods sold of $2,412 for the nine months ended June 30, 2021 compared to $14 for the nine months ended June 30, 2020 related to the write down of inventory kept by the Company’s former CEO as part of the severance agreement.

General and administrative expense. We recognized general and administrative expense of $5,006,455 for the nine months ended June 30, 2021 compared to $174,248 for the comparable period of 2020. The increase in general and administrative expense was related primarily to stock-based compensation of $4,209,179 related to stock options for officers and medical advisory board members and $325,000 related to the Series E Preferred stock issued to the new CEO, and increased officer compensation of $115, related to new officers and increased legal fees of $54,655.

Loss on settlement of liabilities. We recognized $317,200 and $0 loss on the settlement of liabilities during the nine months ended June 30, 2021 and 2020. The loss was related to the severance agreement with Alex Blankenship, our former CEO, resulting in a $317,200 loss.

Interest expense. We recognized interest expense of $212,657 for the nine months ended June 30, 2021 compared to $193,149 for the comparable period of 2020. The increase was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $201,636 compared to $185,395 during the comparable period of the prior year.

Net loss. For the reasons above, we recognized a net loss of $5,538,724 for the nine months ended June 30, 2021 compared to $367,334 for the nine months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2021, we had cash on hand of $20,746. The Company has negative working capital of $628,755. Net cash used in operating activities for the nine months ended June 30, 2021 was $330,466. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2021.

During the nine months ended June 30, 2021, the Company used cash in operating activities in the amount of $330,466. This consisted of the net loss of $5,538,724, partially offset by the following non-cash operating expenses: stock-based compensation of $4,534,179, amortization of discount of $201,636, and the loss on settlement of liabilities of $317,200. The Company had cash flows from financing activities of $269,500 from the proceeds of sale of common stock units resulting in cash proceeds of $499,500, the repurchase of Series E preferred stock for $325,000, and proceeds from convertible notes payable of $95,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of June 30, 2021, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of June 30, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended June 30, 2021 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

April 8, 2021	Common Stock	1,193,857	Conversion of Note Payable	Section 3(a)(9) of the Securities Act	Convertible at $0.0037 per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer (4)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer (4)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (5)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (5)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (5)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (5)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (5)

__________

(1)	Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2015.
(2)	Incorporated by reference to our Form 10-K/A Amendment No. 1 for the year ended September 30, 2015 filed on January 22, 2016.
(3)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(4)	Filed or furnished herewith.
(5)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GlobeStar Therapeutics Corporation

Date: August 23, 2021	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Finance and Accounting Officer and Director