Form 10-K
period 2021-09-30
GlobeStar Therapeutics Corp
filed 2022-01-05
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-170315

GlobeStar Therapeutics Corporation

(Exact name of registrant as specified in its charter)

Wyoming	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

719 Jadewin Avenue, Richland, WA	99352
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 206-451-1970

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC Markets

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

Yes ☐   No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2021 was $22,375,919.

There were 600,374,826 shares of the Registrant’s common stock outstanding as of December 27, 2021.

GLOBESTART THERAPEUTICS CORPORATION.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “GSTC,” “our,” and “us” refers to GlobeStar Therapeutics Corporation., a Wyoming corporation.

PART I

ITEM 1. BUSINESS

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

Management’s Plan to Attract Capital

In the near term, management will utilize debt or preferred stock financing to complete assembling the professional and management team to commence the process for clinical trials in compliance with FDA protocol. plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that investors will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

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

We face an inherent risk of product liability claims. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our products or products that we may develop;

●	injury to our reputation and significant negative media attention;

●	significant costs to defend resulting litigation;

●	substantial monetary awards to users;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize our products and additional products that we may develop.

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

Effective March 3, 2021, we changed management by electing James C. Katzaroff President and Chief Executive Officer.

There is no assurance Mr. Katzaroff will be successful in securing FDA clearance and marking the newly acquired license for treatment of Multiple Sclerosis.

Our chief executive officer has the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

James Katzaroff, our CEO, currently owns 1,000,000 shares of series E preferred stock. The owner of the series E preferred stock is entitled to the number of votes equal to double the number of votes of all other stockholders.  Therefore, Mr. Katzaroff has voting rights equal to two-thirds of all votes cast at any action of stockholders and can exert decisive influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors, removal of the entire board of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholders in favor of a matter that is opposed by this stockholder cannot overrule the vote of James Katzaroff.

James Katzaroff is one of three directors and CEO. The loss of Mr. Katzaroff could adversely affect our business.

Since Mr. Katzaroff is currently a director and CEO, if he were to die, become disabled, or leave our company, we would be forced to retain an individual to replace him. There is no assurance that we can find a suitable person to replace him if that becomes necessary. We have no “key man” life insurance at this time.

Risks related to our common stock

We lack an established trading market for our common stock, and you may be unable to sell your common stock at attractive prices or at all.

There is currently a limited trading market for our common stock on the OTC Market Group’s QB tier under the symbol “GSTC.” There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

●	the publication of earnings estimates or other research reports and speculation in the press or investment community;

●	changes in the industry and competitors;

●	our financial condition, results of operations and prospects;

●	any future issuances of our common stock, which may include primary offerings for cash, and the grant or exercise of stock options from time to time;

●	general market and economic conditions; and

●	any outbreak or escalation of hostilities, which could cause a recession or downturn in our economy.

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

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

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

ITEM 2. PROPERTIES

We maintain our corporate offices at 719 Jadwin Avenue, Richland, WA Our telephone number is 206-451-1970.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades over the counter and trading is reported by OTC Markets under the QB tier under the symbol “GSTC”. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile.

Holders

As of the date of this filing, there were 28 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue an unlimited number shares of common stock, with a par value of $0.001. The closing price of our common stock on December 27, 2021, as quoted by OTC Markets Group, Inc., was $0.011. There were 600,374,826 shares of common stock issued and outstanding as of December 27, 2021. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Wyoming contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2021, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2021.

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

Preferred Stock

Our authority to issue preferred stock is unlimited shares of $0.001 par value preferred stock.

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. As part of a legal settlement with David Summers, during the year ended September 30, 2020, 5,800,000 shares of Series A Preferred Stock were returned to the Company and cancelled. At September 30, 2021, no shares of the Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At September 30, 2021,  no shares of Series B Preferred Stock were issued or outstanding.

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

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At September 30, 2021, 509,988 shares of the Series D Preferred Stock were issued and outstanding.

Series E Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock has voting rights on the basis of two votes for every outstanding share of common stock meaning that the holders of the Series E Preferred Stock have 2/3 of the voting rights in the Company. At September 30, 2021, 1,000,000 shares of the Series E Preferred Stock were issued and outstanding.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. At September 30, 2021, 386,975 shares of the Series F Preferred Stock were issued and outstanding.

Series G Preferred Stock - On August 11, 2021, our board of directors designated up to 1,000,000 shares of Series G Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series G Preferred Stock have no voting rights except on matters related specifically to the Series G Preferred Stock. The Series G Preferred Stock carries a dividend of 8% of the stated value per share, which is cumulative and payable upon redemption, liquidation or conversion, and increases to 22% in case of default. The Series G Preferred Stock and accrued dividends are convertible beginning 180 days from issuance at the option of the holder into shares of common stock at a rate of a conversion price of 75% of the average three lowest trading prices during the 15 days prior to conversion. The Company will be required to redeem the Series G Preferred Stock upon the earlier of 15 months from issuance date or upon on event of default as defined in the agreement. The Company sold 93,500 shares for net cash proceeds of $81,250 of cash proceeds.

Based on the economic characteristics of the Series G Preferred Stock, the Company determined that the Series G should be accounted for as a liability under ASC 480-10, based on the discounted conversion price providing an effectively fixed monetary amount that the preferred stock is convertible into. The Company recorded a debt discount of $25,000 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $106,250. The Company amortized $2,425 of this discount through September 30, 2021. The dividends on the Series G Preferred Stock are recorded as interest expense and totaled $1,164 through September 30, 2021.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by during the quarter ended September 30, 2021 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 7, 2021	Common Stock	1,329,316	Conversion of convertible note in the amount of $38,500 and accrued interest of $2,310	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company’s common stock for the 15 trading days prior to the conversion date.

July 15, 2021	Common Stock	58,260,334	Pursuant to terms of license agreement	Section 3(a)(9) of the Securities Act	N/A

July 27,2021	Common Stock	8,600,000	Services rendered	Section 3(a)(9) of the Securities Act	N/A

August 9, 2021	Common Stock	1,037,344	Conversion of convertible note in the amount of $25,000	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company’s common stock for the 15 trading days prior to the conversion date.

August 11, 2021	Common Stock	436,100	Conversion of convertible note in the amount of $8,500 and accrued interest of $2,010	Section 3(a)(9) of the Securities Act	Convertible at 65% of the average of the two lowest bid prices of the Company’s common stock for the 15 trading days prior to the conversion date.

August 30, 2021	Common Stock	5,000,000	Services rendered	Section 3(a)(9) of the Securities Act	N/A

September 29, 2021	Common Stock	10,000,000	Services rendered	Section 3(a)(9) of the Securities Act	N/A

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

Results of Operations

Revenue

Revenue for the year ended September 30, 2021 was $0 compared to revenue of $77 during the year ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold was $2,412 during the year ended September 30, 2021, compared to $37,682 during the prior year. Cost of sales decreased primarily due to the write down of slow-moving and expired inventory during the current year of $2,412.

Sales, General, and Administrative Expenses

We incurred sales, general and administrative expenses of $9,091,817 during the year ended September 30, 2021 compared to $266,066 during the year ended September 30, 2020, an increase of $8,825,751 or approximately 3,317%. The increase was due primarily to an increase in non-cash compensation of $8,095,497, an increase in officer salaries of $166,500, an increase in marketing costs of $119,000 and an increase in legal fees of $66,655.

Loss on Settlement of Liabilities

We recognized a loss on settlement of liabilities in the amount of $419,900 during the year ended September 30, 2021 with no such gain during the year ended September 30, 2020. The loss was related to settling accrued compensation with our former CEO.

Interest Expense

We recognized interest expense in the amount of $287,499 for the year ended September 30, 2021, an increase of $49,439 or approximately 21% compared to $238,060 for the year ended September 30, 2020. The increase was due primarily to additional convertible debt instruments issued during the year and the amortization of discount associated with those notes payable.

Net Loss

For the reasons above, our net loss for the year ended September 30, 2021 was $9,801,628 an increase of $9,259,897 or approximately 1710% compared to a net loss of $541,731 for the year ended September 30, 2020.

Liquidity and Capital Resources

At September 30, 2021, we had cash of $5,960 and a working capital deficit in the amount of $725,821. During the year ended September 30, 2021, we had cash used in operating activities of $751,232, consisting of our net loss of $9,801,628, partially offset by non-cash compensation of $8,130,997, loss on settlement of liabilities of $419,900, depreciation of $1,275, and amortization of discount on notes payable of $274,803. Our cash position also increased by a net change in the components of working capital in the amount of $725,821 during the period. We have an accumulated deficit at September 30, 2021 in the amount of $17,016,966. We generated cash flows from financing activities in the amount of $95,000 from the issuance of convertible notes payable and $580,750 from the sale of common stock.

We had no material commitments for capital expenditures or inventory purchases as of September 30, 2021. However, should we execute our business plan as anticipated, we will incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Going concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2021, the Company had a net loss of $9,801,628 and generated negative cash flow from operating activities in the amount of $751,232. In view of these matters, there is substantial doubt regarding the Company’s ability to continue as a going concern, which is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GlobeStar Therapeutics Corporation

Consolidated Financial Statements

September 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GlobeStar Therapeutics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GlobeStar Therapeutics Corporation (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Series G Preferred Stock

As discussed in note 6, the Company accounted for shares of Series G Preferred Stock as debt.

Auditing management’s evaluation of the agreement and the certificate of designation can be a significant judgment given the fact that the agreement can be classified as debt or equity based on the terms.

To evaluate the appropriateness and accuracy of the classification by management, we evaluated management’s assessment in relationship to the relevant support.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2012.

Houston, Texas

January 05, 2022

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020
CURRENT ASSETS
Cash and cash equivalents	$5,960	$81,442
Prepaid expenses	—	4,783
Inventory, net	—	2,412
Total current assets	5,960	88,637

Fixed assets, net of accumulated depreciation of $3,194 and $1,919,respectively	—	1,275

TOTAL ASSETS	$5,960	$89,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$222,778	$133,467
Accounts payable to related party	119,655	173,568
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $0 and $34,923, respectively	20,000	155,077
Series G Preferred Stock Liability, net of discount of $21,575 and $0, respectively	86,130	—
Current portion of accrued interest payable	223,568	227,372
Total current liabilities	731,781	749,134

TOTAL LIABILITIES	731,781	749,134

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 561,495,726 and 436,218,342 shares issued and outstanding at September 30, 2021 and 2020, respectively	561,494	436,217
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at September 30, 2021 and 2020, respectively	—	—
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at September 30, 2021 and 2020, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at September 30, 2021 and 2020, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 386,975 shares issued and outstanding at September 30, 2021 and 2020, respectively	387	387
Additional paid-in capital	15,228,254	6,118,002
Stock payable, consisting of 25,980,000 and 0 shares to be issued at September 30, 2021 and 2020, respectively	499,500	—
Accumulated deficit	(17,016,966)	(7,215,338)

TOTAL STOCKHOLDERS’ DEFICIT	(725,821)	(659,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,960	$89,912

The accompanying footnotes are an integral part of these financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	September 30,
	2021	2020

REVENUE	$—	$77
Cost of goods sold	2,412	37,682
Gross profit (loss)	(2,412)	(37,605)

OPERATING EXPENSES
General and administrative expenses	9,091,817	266,066
Total operating expenses	9,091,817	266,066

LOSS FROM OPERATIONS	(9,094,229)	(303,671)

OTHER INCOME (EXPENSE)
Loss on settlement of liabilities, related party	(419,900)	—
Interest expense	(287,499)	(238,060)

Net loss	$(9,801,628)	$(541,731)

Net loss per share available to common shareholders	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	482,090,899	298,091,153

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

											Original
			Series A		Series D		Series E		Series F		Additional			Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Payable	Deficit	(Deficit)

Balance, September 30, 2019	170,467,283	$170,468	5,800,000	$4,590,535	509,988	$510	1,000,000	$1,000	386,975	$387	$1,225,272	$—	$(6,673,607)	$(685,435)

Common stock issued for conversion of convertible note payable and accrued interest	250,751,059	250,749	—	—	—	—	—	—	—	—	(18,609)	—	—	232,140
Stock-based compensation	10,000,000	10,000	—	—	—	—	—	—	—	—	25,500	—	—	35,500
Common stock sold to officer for cash	5,000,000	5,000	—	—	—	—	—	—	—	—	(4,500)	—	—	500
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	187,000	—	—	187,000
Return of Series A preferred shares for legal settlement	—	—	(5,800,000)	(4,590,535)	—	—	—	—	—	—	4,703,339	—	—	112,804
Net loss for the year ended September 30, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(541,731)	(541,731)
Balance, September 30, 2020	436,218,342	$436,217	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,118,002	$—	$(7,215,338)	$(659,222)

Common stock issued for conversion of convertible note payable and accrued interest	40,817,050	40,817	—	—	—	—	—	—	—	—	250,685	—	—	291,502
Stock-based compensation	73,260,334	68,260	—	—	—	—	—	—	—	—	7,987,737	—	—	8,055,997
Stock-based compensation, related parties	5,000,000	5,000	—	—	—	—	—	—	—	—	70,000	—	—	75,000
Sale of common stock units for cash proceeds	—	—	—	—	—	—	—	—	—	—	—	379,500	—	379,500
Sale of common stock units for cash proceeds, related parties	—	—	—	—	—	—	—	—	—	—	—	120,000	—	120,000
Issuance of common stock and retirement of accrued compensation with related party	11,200,000	11,200	—	—	—	—	—	—	—	—	538,700	—	—	549,900
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	225,000	—	—	225,000
Settlement of accounts payable with related party	—	—	—	—	—	—	—	—	—	—	38,130	—	—	38,130
Net loss for the year ended September 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(9,801,628)	(9,801,628)
Balance, September 30, 2021	561,495,726	$561,494	—	—	509,988	$510	1,000,000	$1,000	386,975	$387	15,228,254	499,500	$(17,016,966)	$(725,821)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(9,801,628)	$(541,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	8,055,997	—
Stock compensation, related parties	75,000	35,500
Depreciation	1,275	1,329
Amortization of discount on convertible note payable	274,803	225,282
Inventory impairment	2,412	37,667
Loss on settlement of liabilities, related party	419,900	—
Changes in operating assets and liabilities
Inventory	—	36
Prepaid expenses	4,783	(3,996)
Accounts payable and accrued liabilities	89,313	(1,600)
Accounts payable and accrued liabilities to related party	114,217	(5,000)
Accrued interest payable	12,696	12,778
NET CASH USED IN OPERATING ACTIVITIES	(751,232)	(239,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	—	(1,782)
NET CASH USED IN INVESTING ACTIVITIES	—	(1,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	95,000	222,000
Proceeds from sale of share-settled Series G preferred stock	81,250	—
Proceeds from sale of common stock	499,500	500
NET CASH PROVIDED BY FINANCING ACTIVITIES	675,750	222,500

NET INCREASE IN CASH	(75,482)	(19,017)

Cash at beginning of period	81,442	100,459

Cash at end of period	$5,960	$81,442

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$291,500	$232,140
Return of Series A preferred shares and settlement of related party compensation	$—	$4,703,339
Beneficial conversion discount on convertible note payable	$225,000	$187,000
Settlement of liabilities with related party	$38,130	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company changed its name to GlobeStar Therapeutics Corporation on April 27, 2021 from Angiosoma Inc. to better reflect our expanded platform of products that include breakthrough addition of treatment for Multiple Sclerosis and other neurodegenerative diseases. The potential pharmaceutical products related to treatment for multiple sclerosis are licensed to the Company through the worldwide licensing agreement described in Note 8.

On April 27, 2021, the Board of Directors of the Company elected Steven F. Penderghast as a director of the Company. On April 28, 2021, the Board of Directors elected William Farley as a director of the Company. On May 6, 2021, the Board of Directors of the Company elected David Croom as Executive Vice President of the Company. On May 12, 2021 the Board of Directors elected Robert Chicoski, CPA as Chief Financial Officer and Treasurer of the Company.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

Revenue Recognition

The Company recognized revenue from product sales of its previous business upon product delivery. All of our products are shipped through a third-party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $5,960 and $81,442 as of September 30, 2021 and 2020, respectively. There were no cash equivalents as of September 30, 2021 and 2020.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. As of September 30, 2021, the Company record an allowance for slow-moving inventory of $0, which was included in cost of goods sold during the year ended September 30, 2021. The Company also wrote off $2,412 of obsolete inventory during the year ended September 30, 2021 as the Company began its new business plan.

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

Depreciation expense was $1,275 during the year ended September 30, 2021 compared to $1,329 during the year ended September 30, 2020.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2021 and 2020.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2021 or 2020.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2021, the Company had a net loss of $9,801,628. As of September 30, 2021, the Company had a working capital deficit of $725,821 and an accumulated deficit of $17,016,966. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

For the year ended September 30, 2021

In January 2021, the Company’s former Chief Executive Officer Sydney Jim agreed to forgive all accrued but unpaid compensation of $38,130, resulting in a gain on settlement of liabilities to the Company that was recorded to additional paid in capital.

In March 2021, the Company entered into severance agreement with its former CEO Alex Blankenship. The Company owed Ms. Blankenship unpaid compensation of $130,000 and agreed to issue 8,600,000 shares of common stock in full settlement of this amount and release from the employment agreement with her. The shares had a fair value of $447,200 based on the stock price at the date of the agreement. The Company recognized a loss on settlement of $317,200 in connection with this agreement. The Company also issued an additional 2,600,000 shares to Ms. Blankeship with a fair value of $102,700 in connection with this agreement, which were included in the loss on settlement total of $419,900 for the year ended September 30, 2021. Concurrently with the severance agreement, the Company agreed to purchase the 1,000,000 shares Series E Preferred Stock held by Ms. Blankenship for $325,000 in cash. The Company reissued those Series E preferred Shares to the Company’s new CEO James Katzaroff. The Company recognized stock-based compensation of $325,000 related to this reissuance.

During the year ended September 30, 2021, the Company issued 5,000,000 shares of common stock to its CFO Robert Chicoski, with a fair value of $75,000 as a finders fee related to the Company’s license agreement.

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

Alex Blankenship was paid $5,000 per month under her employment agreement as Chief Executive Officer of the Company. As of September 30, 2020, the Company owed Ms. Blankenship $135,438 for unpaid compensation, which was settled during the year ended September 30, 2021 as described above.

As of September 30, 2020, the Company owed Sydney Jim, our former CEO, $38,130 for accrued but unpaid compensation.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2021 and September 30, 2020:

	September 30, 2021	September 30, 2020
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Convertible note dated March 30, 2020 in the original principal amount of $28,000, maturing January 15, 2021, bearing interest at 12% per year, convertible beginning September 26, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In October 2020, principal of $28,000 and accrued interest of $1,680 were converted into 9,275,000 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	28,000

Convertible note dated June 10, 2020 in the original principal amount of $33,000, maturing April 15, 2021, bearing interest at 12% per year, convertible beginning December 8, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In December 2020, principal of $33,000 and accrued interest of $1,980 were converted into 9,994,286 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated July 7, 2020 in the original principal amount of $38,000, maturing May 15, 2021, bearing interest at 12% per year, convertible beginning January 3, 2020 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In January 2021, principal of $38,000 and accrued interest of $2,280 was converted into 10,886,486 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	38,000

Convertible note dated July 30, 2020 in the original principal amount of $33,000, maturing June 15 2021, bearing interest at 12% per year, convertible beginning February 20, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2021, principal of $33,000 and accrued interest of $1,980 was converted into 4,115,294 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	33,000

Convertible note dated August 24, 2020 in the original principal amount of $38,000, maturing June 30, 2021, bearing interest at 12% per year, convertible beginning January 26, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In February 2021, principal of $38,000 and accrued interest of $2,280 was converted into 2,549,367 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	38,000

Convertible note dated October 6, 2020 in the original principal amount of $33,000, maturing July 30 2021, bearing interest at 12% per year, convertible beginning April 4, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion. In April 2021, principal of $33,000 and accrued interest of $1,980 was converted into 1,193,857 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.	—	—

Convertible note dated January 5, 2021 in the original principal amount of $38,500, maturing January 5, 2022, bearing interest at 12% per year, convertible beginning July 4, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	—	—

Convertible note dated February 4, 2021 in the original principal amount of $33,500, maturing February 4, 2022, bearing interest at 12% per year, convertible beginning August 3, 2021 into common stock at a rate of 65% of the average of the two lowest bid prices during the 15 trading days prior to conversion.	—	—

Total current convertible notes payable	20,000	190,000

Less: discount on convertible notes payable	—	(34,923)
Total convertible notes payable, net of discount	$20,000	$155,077

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

During the year ended September 30, 2021, the Company recognized $10,000 of deferred finance costs from its new convertible note payable and $225,000 of new discount related to the beneficial conversion features of convertible notes payable. During the year ended September 30, 2021, the Company recognized interest expense on convertible notes of $11,415 and amortization of discount on convertible notes payable of $269,923, respectively. During the year ended September 30, 2020, the Company recognized $18,000 of deferred finance costs and $187,000 of new discount related to the beneficial conversion features of convertible notes payable, and recognized interest expense of $12,778 and amortization of discount on convertible notes payable of $225,282.

As of September 30, 2021 and September 30, 2020, accrued interest on convertible notes payable was $222,287 and $227,372, respectively.

Conversions to Common Stock

During the year ended September 30, 2021, the holders of the convertible notes payable elected to convert principal of $275,000 and accrued interest of $16,502 into 40,817,050 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

During the year ended September 30, 2020, the holders of the convertible notes payable elected to convert principal and accrued interest of $232,140 into 250,751,059 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

Advances

As of September 30, 2021 and September 30, 2020, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 6. Stockholders’ deficit

The Company has unlimited authorized shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2021, there were 561,495,726 shares of common stock, 0 shares of Series A Preferred Stock, 509,988 shares of Series D Preferred Stock, 1,000,000 shares of Series E Preferred Stock, 386,975 shares of Series F Preferred Stock and 93,500 shares of Series G Preferred Stock outstanding.

Preferred Stock

Our authorized preferred stock consists of 20,000,000 shares of $0.001 par value preferred stock.

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. During the year ended September 30, 2019, the Company issued 800,000 shares of Series A Preferred Stock with a liquidation value of $1,600,000 as a dividend. During the three months ended December 31, 2019, the Company entered into a settlement agreement with David Summers, the Company’s former CEO and a common stockholder. As part of this settlement, David Summers returned 5,800,000 Series A preferred shares with a book value of $4,590,535, to the Company which were cancelled. See Note 8 for additional information. At September 30, 2021 and 2020, there were no shares of our Series A Preferred Stock outstanding, respectively.

During the three months ended December 31, 2019, the Company entered into a settlement agreement with David Summers, the Company’s former CEO and a common stockholder. As part of this settlement, David Summers returned 5,800,000 Series A preferred shares to the Company which were cancelled. See Note 4 for additional information regarding the settlement.

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

During the year ended September 30, 2018, the Company issued 500,000 shares of common stock upon conversion of the Series B Preferred Stock. At September 30, 2021 and 2020, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of September 30, 2021 and 2020.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. During the year ended September 30, 2019, the holders of 60,000 shares of the Series D Preferred stock returned these shares to the Company for cancellation. There was no gain or loss recognized on this transaction. At September 30, 2021 and 2020, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At September 30, 2021 and 2020, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

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

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. At September 30, 2021 and 2020, 386,975 shares of the Series F Preferred Stock were issued and outstanding.

Series G Preferred Stock - On August 11, 2021, our board of directors designated up to 1,000,000 shares of Series G Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series G Preferred Stock have no voting rights except on matters related specifically to the Series G Preferred Stock. The Series G Preferred Stock carries a dividend of 8% of the stated value per share, which is cumulative and payable upon redemption, liquidation or conversion, and increases to 22% in case of default. The Series G Preferred Stock and accrued dividends are convertible beginning 180 days from issuance at the option of the holder into shares of common stock at a rate of a conversion price of 75% of the average three lowest trading prices during the 15 days prior to conversion. The Company will be required to redeem the Series G Preferred Stock upon the earlier of 15 months from issuance date or upon on event of default as defined in the agreement. The Company sold 93,500 shares for net cash proceeds of $81,250 of cash proceeds.

Based on the economic characteristics of the Series G Preferred Stock, the Company determined that the Series G should be accounted for as a liability under ASC 480-10, based on the discounted conversion price providing an effectively fixed monetary amount that the preferred stock is convertible into. The Company recorded a debt discount of $35,625 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $116,875. The Company amortized $4,880 of this discount through September 30, 2021. The dividends on the Series G Preferred Stock are accrued as interest expense and totaled $1,281 through September 30, 2021.

Conversions to Common Stock

During the year ended September 30, 2021, the holders of the convertible notes payable elected to convert principal and accrued interest of $291,500 into 40,817,050 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

During the year ended September 30, 2020, the holders of the convertible notes payable elected to convert principal of $219,000 and accrued interest of $13,140 into 250,751,059 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

Common stock issued for services

In March 2021, the Company entered into severance agreement with its former CEO Alex Blankenship. The Company owed Ms. Blankenship unpaid compensation of $130,000 and agreed to issue 8,600,000 shares of common stock in full settlement of this amount and release from the employment agreement with her. The shares had a fair value of $447,200 based on the stock price at the date of the agreement. The Company recognized a loss on settlement of $317,200 in connection with this agreement. The Company also issued an additional 2,600,000 shares to Ms. Blankeship with a fair value of $102,700 in connection with this agreement, which were included in the loss on settlement total of $419,900 for the year ended September 30, 2021. Concurrently with the severance agreement, the Company agreed to purchase the 1,000,000 shares Series E Preferred Stock held by Ms. Blankenship for $325,000 in cash. The Company reissued those Series E preferred Shares to the Company’s new CEO James Katzaroff. The Company recognized stock-based compensation of $325,000 related to this reissuance.

During the year ended September 30, 2021, the Company issued a total of 15,000,000 shares to three individuals for services rendered, including 5,000,000 to the Company’s CFO. The shares had a total fair value of $717,500 based on the stock price at the date the shares were earned, which was recognized as stock-based compensation.

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

Common Stock Units

During the year ended September 30, the Company sold common stock units to investors. Each unit consist of 400,000 shares of common stock and 600,000 warrants to purchase common stock for three years at an exercise price of $0.03 per share. The Company received cash proceeds of $499,500 related to the issuance of 19,980,000 shares of common stock and 29,970,000 warrants. No shares of common stock were issued as of September 30, 2021. The shares were issued in December 2021. The warrants had a relative fair value of $350,462 based on a Black-Scholes pricing model with estimated volatility ranging from 261.3% to 261.8%, dividend yield of 0%, expected term of three years and a risk free rate ranging from 0.19% to 0.24%. As of September 30, 2021, the warrants had no intrinsic value, and a weighted average remaining life of 2.4 years.

Common Stock Options

During the year ended September 30, 2021, the Board of Directors approved grants of 70,000,000 options to officers and medical advisory board members. The stock options have an exercise price of $0.003 per share and are exercisable through the latter of two years from the effective date or two years after certain liquidity events. The total fair value of these option grants at issuance was $4,209,179. All options vested immediately. The Company estimated the fair value of the stock options using a black-scholes option pricing mode and the following assumptions: 1) expected term of 1 to 2 years; 2) volatility of 253.3% and 262.8%; 3) dividend yield of 0%; and 4) risk-free rate of between 0.35% and 0.36%.

The following table summarizes the stock option activity for the year ended September 30, 2021:

Schedule of Stock Option Activity
	Options	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2020	—	$—
Granted	70,000,000	$0.003
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, September 30, 2021	70,000,000	$0.003

As of September 30, 2021, the aggregate intrinsic value of options vested and outstanding were $0. As of September 30, 2021, all outstanding options had an expected remaining life of 1.6 years.

Beneficial Conversion Feature

During the year ended September 30, 2021 and 2020, the Company charged to additional paid-in capital the aggregate amount of $225,000 and $187,000, respectively, in connection with the beneficial conversion feature of notes payable.

Note 7. Commitments and Contingent Liabilities

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

Note 8. License Agreement

Effective August 23, 2020 the Company’s wholly-owned subsidiary, SomaCeuticals, Inc. entered into an exclusive global license agreement with 7 to Stand, Inc. for the rights to U.S. patent 10,610,592 issued to Fabrizio de Silvestri, Terni, Italy, as inventor, April 7, 2020 for treatment of Multiple Sclerosis. In consideration for the license agreement, SomaCeuticals agreed to pay 7 to Stand a royalty of 7.1% of the net sales of any product developed under the patent on a worldwide basis. Additionally, the Company will issue shares of common stock to 7 to Stand upon completion of the following milestones:

●	Common shares representing 5% of total number of outstanding common shares of the Company immediately following any change of control of the Company; the Company issued 29,130,167 shares of common stock as a result of the change of control discussed in Note 5. These shares were issued in July 2021.

●	29,130,167 Common shares immediately following the first round of funding under a private offer of equity or debt securities; These shares were issued in July 2021.

●	29,130,167 Common shares immediately following the commencement of clinical trials for Federal Drug Administration clearance of the product; and

●	Common shares representing an adjustment to increase 7 to Stand’s total ownership to 19.99% of total number of outstanding common shares of the Company immediately following FDA clearance of the product for sale. The Company expects to issue 29,130,166 shares of common stock related to this provision if met.

●	No royalties have been earned or paid to 7 to Stand. The license agreement may be terminated by 7 to Stand if 1) SomaCeuticals does not begin clinical trials within one year of the agreement; 2) if SomaCeuticals terminates the continuation of the clinical trials; or 3) shall not commence marketing the product within reasonable time after obtaining FDA approval.

During the year ended September 30, 2021, the Company recognized share-based compensation expense of $3,204,318 related to the 58,260,334 shares issued pursuant to the first two milestones described above, based on the closing price of the Company’s common stock on the date the milestone was met.

Note 9. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2021 and 2020. The Company currently has net operating loss carryforwards aggregating approximately $3,647,000 which expire beginning in 2033. The deferred tax asset related to the net operating loss carryforwards has been fully reserved.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from April 29, 2016 (date of inception) through September 30, 2021 and 2020 is the valuation allowance as follows.

	September 30, 2021	September 30, 2020
Net operating loss carryforward at statutory tax rate	$768,000	$475,000
Valuation allowance	(768,000)	(475,000)
Deferred tax benefit, net	$—	$—

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

Note 10. Subsequent Events

Subsequent to September 30, 2021, the Company sold an aggregate of 171,875 shares of Series G Preferred Stock for net cash proceeds of $145,000.

Subsequent to September 30, 2021, the Company issued 6,000,000 shares of common stock and 900,000 warrants in exchange for $15,000 of cash proceeds.

On November 5, 2021, a holder of Series F Preferred Stock converted 128,991 shares of Series F into 12,899,100 shares of common stock of the Company in accordance with the terms of the Series F.

In December 2021, the Company issue 19,980,000 shares of common stock as part of the common stock unit sales that occurred during the year ended September 30, 2021. No shares are remaining to be issued for these unit sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2021.

The Company recognizes the following weaknesses and deficiencies of the Company as of September 30, 2021:

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officer and directors will serve until successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has an auditing committee but no nominating or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
James C. Katzaroff 719 Jadewin Avenue, Richland, WA, 99352	64	Chief Executive Officer, President, Secretary, Principal Executive Officer, and Chairman of the Board

Robert Chicoski, CPA	79	Chief Financial officer, Treasurer, Principal Financial Officer

William Farley	66	Director

Steven Penderghast		Director

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

Robert Chicoski. From 1973 to 2021 was a practicing Certified Public Accountant, beginning with KPMG and continuing as a contract Controller and Interim CFO of client companies. He was CFO and co-founder of Oceanside Energy in Worcester, MA a pioneer in an on-line reverse-auction trading platform for the purchase of substantial amounts of electricity and natural gas. In the early 2000’s Oceanside Energy enjoyed its IPO as World Energy Solutions (OTC XWES).

William Farley has over 35 years’ experience in the Business Development , Sales and leading efforts in drug discovery, development and partnering.  Mr. Farley , holds a senior leadership position at Sorrento Therapeutics. Bill, began his career at Johnson and Johnson and has also held a positions at Pfizer and has held other leadership positions at  HitGen Ltd , Vice President , WuXi Apptec, Inc. creating, building and leading a global BD teams, VP of BD at ChemDiv where he leads numerous efforts to create new therapeutic companies in CNS, Oncology and Anti infectives. Mr. Farley serves on the BOD of GlobeStar and Xortex ..Bill serves  as a consultant to various executive management teams as well as advising several BODs on commercialization of assets. Mr. Farley has spoken at numerous conferences and is published in variety of journals, received his Bachelor of Science degree in Chemistry from State University of New York , Oswego and graduate courses at Rutgers and UC Irvine.

Steven Penderghast Medical device & technology professional with over 25 years experience in Corporate National Accounts, Sales & Management, Product Management, Marketing Management, Clinical Research and Regulatory Affairs. Since 2013, as Corporate Vice President, National Accounts as well as Corporate Regional Vice President/SCG for BD/CR Bard Inc., Corporate Customer Group, Franklin Lakes, New Jersey, has responsibility for Strategic account corporate relationships IDN and regional purchasing groups in Western USA; Strategic oversight of national and regional GPO business contracting and product segment agreements; Corporate guidance over product segment commercialization and technology introductions.

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

Our directors are not “audit committee financial experts” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions

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

ITEM 11. EXECUTIVE COMPENSATION

Prior to her separation from the Company in March 2021, Ms. Blankenship was paid $5,000 per month for her services to the company. The Company’s CEO is paid $15,000 per month, and the Company’s CFO is paid $7,000 per month. No amounts were paid in cash during the year ended September 30, 2021.

The table below summarizes all compensation awards paid to our named executive officer for all service rendered in all capacities to us for the fiscal periods ended September 30, 2021, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
James C. Katzaroff	2021	$105,000	(a)	—	$—	(b)	$1,864,391	—	—	—	$1,969,391

Robert R. Chicoski	2021	$31,500		—	$75,000	(b)	$310,732	—	—	—	$417,232

Alex Blankenship	2021	$30,000	(a)	—	$102,700	(b)	—	—	—	—	$132,700
CEO	2020	$65,000	(a)	—	$12,000	(b)	—	—	—	—	$72,000
	2019	$50,000	(a)	—	$68,250	(c)	—	—	—	—	$118,250

(a)	Includes amount accrued during the year;

(b)	Includes 5,000,000 shares issued Robert Chicoski as a finders fee related to the Company’s license agreement. Includes 5,000,000 shares of common stock with a fair value of $12,000 awarded to Ms. Blankenship on August 14, 2020. Ms. Blankenship paid $500 in cash to the Company for these shares. For 2021, includes 2,600,000 shares issued with a fair value of $102,700 as additional compensation upon separation.

(c)	Includes 3,500,000 shares of common stock with a fair value of $73,500 awarded to Ms. Blankenship on November 30, 2018.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2021

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
James C. Katzaroff	30,000,000	—	—	$0.03	May 12, 2022	—	—	—	—
Robert Chicoski	5,000,000	—	—	$0.03	May 12, 2022	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of James C. Katzaroff who also serves as the CEO of the Company, William Farley and Steven Penderghast. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the period ended September 30, 2021 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We currently have two independent directors and we do not anticipate appointing additional directors in the foreseeable future.

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

The following table sets forth certain information as of December 27, 2021, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned

Kenwood Capital LLC 14001 Walden Road, Suite 600 Montgomery, TX 77356	10,000,000		1.7%

David P. Summers 14001 Walden Road, Suite 600 Montgomery, TX 77356	7,000,000	(1)	1.2%

Alex Blankenship	13,600,000		2.3%

James C. Katzaroff	10,000,000	(2)	1.7%

All directors and executive officers as a group (1) person.	23,600,000		3.9%

(1) Includes 4,000,000 shares owned by Dorothy Louise Summer, Mr. Summers’ spouse.

(2) Does not include shares of common stock underlying 1,000,000 shares of the Company’s Series E Preferred Stock owned by Mr. Katzaroff. The Series E Preferred Stock carries two votes for each outstanding share of the Company’s common stock and, as a result, has 2/3 voting control over any shareholder votes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended September 30, 2021 and 2020:

	2021	2020
Audit Fees	$18,500	$27,500

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$18,500	$27,500

Notes to the Accountants Fees Table:

(1)	Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

The Company’s principal accountant did not engage any other persons or firms other than the principal account ant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
21	Subsidiaries of the Registrant (4)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer (4)
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer (4)
32.1	Section 1350 Certification of principal executive officer (4)
32.2	Section 1350 Certification of principal financial officer (4)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (5)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (5)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (5)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (5)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (5)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (5)

(1)	Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2015.
(2)	Incorporated by reference to our Form 10-K/A Amendment No. 1 for the year ended September 30, 2015 filed on January 22, 2016.
(3)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(4)	Filed or furnished herewith.
(5)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GlobeStar Therapeutics Corporation

Date: January 5, 2022	BY: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer, and Director

Date: January 5, 2022	BY: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial And Accounting Officer