Form 10-Q
period 2021-12-31
GlobeStar Therapeutics Corp
filed 2022-02-14
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2022, 600,374,826 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to GlobeStar Therapeutics Corporation, a Wyoming corporation and its subsidiaries unless the context specifically indicates otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$21,425	$5,960
Prepaid expenses	3,750	—
Total current assets	25,175	5,960

TOTAL ASSETS	$25,175	$5,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$206,287	$222,778
Accounts payable to related party	161,655	119,655
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $0	20,000	20,000
Series G Preferred Stock Liability, net of discount of $41,867 and $30,745, respectively	246,883	86,130
Current portion of accrued interest payable	227,902	223,568

Total current liabilities	922,377	731,781

TOTAL LIABILITIES	922,377	731,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 600,374,826 and 561,495,726 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	600,373	561,494
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 6,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	—	—
Series D Preferred Stock, $0.001 par value, 509,988 shares authorized; 509,988 shares issued and outstanding at December 31, 2021 and September 30, 2021	510	510
Series E Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2021 and September 30, 2021	1,000	1,000
Series F Preferred Stock; $0.001 par value 257,984 shares authorized; 386,975 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	258	387
Additional paid-in capital	15,850,464	15,228,254
Stock payable, consisting of 0 and 25,980,000 shares to be issued at December 31, 2021 and September 30, 2021, respectively	—	499,500
Accumulated deficit	(17,349,807)	(17,016,966)

TOTAL STOCKHOLDERS’ DEFICIT	(897,202)	(725,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,175	$5,960

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2021	2020

OPERATING EXPENSES
General and administrative expenses	$166,294	$60,353
Total operating expenses	166,294	60,353

LOSS FROM OPERATIONS	(166,294)	(60,353)

OTHER EXPENSE
Loss on settlement of liabilities	(146,460)	—
Interest expense	(20,087)	(64,042)
Total other expense	(166,547)	(64,042)

Net loss	$(332,841)	$(124,395)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	573,434,634	446,984,874

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

											Original
			Series A		Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2020	436,218,342	$436,217	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,118,002	$—	$(7,215,338)	$(659,222)

Common stock issued for conversion of convertible note payable and accrued interest	19,269,286	19,269	—	—	—	—	—	—	—	—	45,391	—	—	64,660
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	30,000	—	—	30,000
Net loss for the three months ended December 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(124,395)	(124,395)
Balance, December 31, 2020	455,487,628	$455,486	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,193,393	$—	$(7,339,733)	$(688,957)

Balance, September 30, 2021	561,495,726	$561,494	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$15,228,254	$499,500	$(17,016,966)	$(725,821)

Conversion of Series F Preferred Stock to common	12,899,100	12,899	—	—	—	—	—	—	(128,991)	(129)	(12,770)	—	—	—
Common stock issued for stock payable	19,980,000	19,980	—	—	—	—	—	—	—	—	479,520	(499,500)	—	—
Common stock issued for settlement of liability	6,000,000	6,000	—	—	—	—	—	—	—	—	155,460	—	—	161,460
Net loss for the three months ended December 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(332,841)	(332,841)
Balance, December 31, 2021	600,374,826	$600,373	—	$—	509,988	$510	1,000,000	$1,000	257,984	$258	$15,850,464	$—	$(17,349,807)	$(897,202)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(332,841)	$(124,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	160
Loss on settlement of liabilities	146,460	—
Amortization of discount on convertible note payable	15,753	61,188
Changes in operating assets and liabilities
Prepaid expenses	(3,750)	4,783
Accounts payable and accrued liabilities	(1,491)	10,230
Accounts payable and accrued liabilities to related party	42,000	—
Accrued interest payable	4,334	2,854
NET CASH (USED IN) OPERATING ACTIVITIES	(129,535)	(45,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net	—	30,000
Proceeds from sale of share - settled Series G preferred stock	145,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	145,000	30,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,465	(15,180)

Cash and cash equivalents at beginning of period	5,960	81,442

Cash and cash equivalents at end of period	$21,425	$66,262

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$—	$6,460
Beneficial conversion discount on convertible notes payable	$—	$30,000
Conversion of Series F Preferred Stock to common stock	$12,889	$—
Common stock issued for stock payable	$499,500	$—
Common stock issued for settlement of liability	$15,000	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The Company is developing an expanded platform of products that include addition of treatment for Multiple Sclerosis and other neurodegenerative diseases. The potential pharmaceutical products related to treatment for multiple sclerosis are licensed to the Company through the worldwide licensing agreement described in Note 8.

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2021, the Company had a net loss of $332,841 and cash flow used in operating activities of $129,535. As of December 31, 2021, the Company had negative working capital of $897,202. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2021 which are included on our Form 10-K filed on January 5, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2022.

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

Note 3. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Total current convertible notes payable, net of discount	$20,000	$20,000

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

During the three months ended December 31, 2020, the Company recognized $3,000 of deferred finance costs from its new convertible note payable and $30,000 of new discount related to the beneficial conversion features of convertible notes payable. During the three months ended December 31, 2020, the Company recognized interest expense on convertible notes of $2,854 and amortization of discount of $61,188.

As of December 31, 2021 and September 30, 2021, accrued interest on convertible notes payable was $222,287, respectively.

Advances

As of December 31, 2021 and September 30, 2021, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

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

As of December 31, 2021 and September 30, 2021, the Company owed $119,655 and 161,655 to officers of the Company for compensation, respectively.

During the year ended September 30, 2021, the Company issued 5,000,000 shares of common stock to its CFO Robert Chicoski, with a fair value of $75,000 as a finder’s fee related to the Company’s license agreement.

Note 5. Stockholders’ Equity (Deficit)

Preferred Stock

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At December 31, 2021 and September 30, 2021, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At December 31, 2021 and September 30, 2021, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of December 31, 2021 and September 30, 2021.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. During the year ended September 30, 2019, the holders of 60,000 shares of the Series D Preferred stock returned these shares to the Company for cancellation. There was no gain or loss recognized on this transaction. At December 31, 2021 and September 30, 2021, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At December 31, 2021 and September 30, 2021, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. On November 5, 2021, a holder of Series F Preferred Stock converted 128,991 shares of Series F into 12,899,100 shares of common stock of the Company in accordance with the terms of the Series F. At December 31, 2021 and September 30, 2021, 257,984 and 386,975 shares of the Series F Preferred Stock were issued and outstanding, respectively.

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

During the three months ended December 31, 2021, the Company sold an aggregate of 171,875 shares of Series G Preferred Stock for net cash proceeds of $145,000. The Company recorded a debt discount of $26,875 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $171,875. The Company amortized $15,753 of discount related to Series G Preferred Stock for the three months ended December 31, 2021. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $4,334 of interest on the Series G Preferred Stock and had an accrued interest balance of $5,615 and $1,281 as of December 31, 2021 and September 30, 2021, respectively.

At December 31, 2021, 265,375 shares of the Series G Preferred Stock were issued and outstanding.

Common stock issued for conversion of convertible notes payable

During the three months ended December 31, 2020, the Company issued 19,269,286 shares of common stock upon the conversion of principal of $61,000 and accrued interest of $3,660. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement. There were no conversions of convertible notes during the three months ended December 31, 2021.

Common stock issued for stock payable

In December 2021, the Company issue 19,980,000 shares of common stock as part of the common stock unit sales that occurred during the year ended September 30, 2021. No shares are remaining to be issued for these unit sales.

The following table summarizes the stock warrant activity for the three months ended December 31, 2021:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2021	29,970,000	$0.003
Granted	900,000	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, December 31, 2021	30,870,000	$0.003

As of December 31, 2021, all outstanding warrants had an expected remaining life of 2.1 years and have no intrinsic value.

Common stock issued for settlement of liabilities

During the three months ended December 31, 2021, the Company issued 6,000,000 shares of common stock and 900,000 warrants for the settlement of liabilities totaling $15,000. The Company recorded a $146,460 loss on settlement of liabilities related to this transaction.

Common Stock Options

The following table summarizes the stock option activity for the three months ended December 31, 2021:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2021	70,000,000	$0.003
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, December 31, 2021	70,000,000	$0.003

As of December 31, 2021, all outstanding options had an expected remaining life of 1.35 years and have no intrinsic value.

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

Note 7. Subsequent Events

In February 2022, the Company sold 59,125 shares of Series G Preferred Stock for net cash proceeds of $50,000.

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

We changed our name to GlobeStar Therapeutics Corporation on April 27, 2021 to better reflect our expanded platform of products that include addition of treatment for Multiple Sclerosis and other neurodegenerative diseases.

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

Management’s Plan to Attract Capital

In the near term, management will utilize equity and debt financing to complete assembling the professional and management team to commence the process for clinical trials in compliance with FDA protocol. plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

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

Results of Operations

Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

General and administrative expense. We recognized general and administrative expense of $166,294 for the three months ended December 31, 2021 compared to $60,353 for the comparable period of 2020. The increase in general and administrative expense was related primarily to increased officer compensation, legal expenses, advertising and marketing expenses.

Loss on settlement of liabilities. We recognized a loss on settlement of liabilities in the amount of $146,460 during the three months ended December 31, 2021 with no such loss during the three months ended December 31, 2020. The loss was related the issuance of 6,000,0000 shares of common stock and 900,000 warrants for the settlement of liabilities totaling $15,000.

Interest expense. We recognized interest expense of $20,087 for the three months ended December 31, 2021 compared to $64,042 for the comparable period of 2020, including amortization of the discount on Series G Preferred Stock of $15,753 and $61,188 during the three months ended December 31, 2021 and 2020, respectively.

Net loss. For the reasons above, we recognized a net loss of $332,841 for the three months ended December 31, 2021 compared to $124,395 for the three months ended December 31, 2020.

Liquidity and Capital Resources

At December 31, 2021, we had cash on hand of $21,425. The Company has negative working capital of $897,202. Net cash used in operating activities for the three months ended December 31, 2021 was $129,535. Cash on hand is adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2021.

During the three months ended December 31, 2021, the Company used cash in operating activities in the amount of $129,535. This consisted of the net loss of $332,841, partially offset by the following non-cash operating expenses: amortization of discount of $15,753 and loss on the settlement of liabilities of $146,460. The Company had cash flows from financing activities of $145,000 from the proceeds of sale of Series G Preferred Stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of December 31, 2021, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended December 31, 2021 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

October 19, 2021	Common Stock	6,000,000	Settlement of liabilities	Section 3(a)(9) of the Securities Act	N/A
November 16, 2021	Common Stock	12,899,100	Conversion of Series F Preferred Stock	Section 3(a)(9) of the Securities Act	$0.001
December 27, 2021	Common Stock	19,980,000	Settlement of stock payable	Section 3(a)(9) of the Securities Act	N/A

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

GlobeStar Therapeutics Corporation

Date: February 14, 2022	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: February 14, 2022	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial and Accounting Officer