Form 10-Q
period 2022-03-31
GlobeStar Therapeutics Corp
filed 2022-06-01
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check is smaller reporting company)		Emerging growth company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 23, 2022, 642,912,782 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$576	$5,960
Total current assets	576	5,960

TOTAL ASSETS	$576	$5,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$225,759	$222,778
Accounts payable to related party	213,533	119,655
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $0	20,000	20,000
Series G Preferred Stock Liability, net of discount of $39,453 and $30,745, respectively	331,547	86,130
Current portion of accrued interest payable	233,486	223,568

Total current liabilities	1,083,975	731,781

TOTAL LIABILITIES	1,083,975	731,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 605,791,493 and 561,495,726 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	605,790	561,494
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 6,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and September 30, 2021	—	—
Series D Preferred Stock, $0.001 par value, 539,988 shares authorized; 509,988 shares issued and outstanding at March 31, 2022 and September 30, 2021	510	510
Series E Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2022 and September 30, 2021	1,000	1,000
Series F Preferred Stock; $0.001 par value, 501,975 shares authorized; 257,984 and 386,975 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	258	387
Additional paid-in capital	16,347,408	15,228,254
Stock payable, consisting of 0 and 25,980,000 shares to be issued at March 31, 2022 and September 30, 2021, respectively	—	499,500
Accumulated deficit	(18,038,365)	(17,016,966)

TOTAL STOCKHOLDERS’ DEFICIT	(1,083,399)	(725,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$576	$5,960

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

REVENUE	$—	$—	$—	$—
Cost of goods sold	—	2,412	—	2,412

Gross margin	—	(2,412)	—	(2,412)

OPERATING EXPENSES
General and administrative expenses	662,310	467,991	828,604	528,344
Total operating expenses	662,310	467,991	828,604	528,344

LOSS FROM OPERATIONS	(662,310)	(470,403)	(828,604)	(530,756)

OTHER INCOME (EXPENSE)
Loss on settlement of liabilities	—	(311,762)	(146,460)	(311,762)
Interest expense	(26,248)	(113,666)	(46,335)	(177,708)
Total other income (expense)	(26,248)	(425,428)	(192,795)	(489,470)

Net loss	$(688,558)	$(895,831)	$(1,021,399)	$(1,020,226)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	600,796,122	469,027,746	586,965,040	457,766,883

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

											Original
			Series A		Series D		Series E		Series F		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Total
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, September 30, 2020	436,218,342	$436,217	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,118,002	$—	$(7,215,338)	$(659,222)

Common stock issued for conversion of convertible note payable and accrued interest	19,269,286	19,269	—	—	—	—	—	—	—	—	45,391	—	—	64,660
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	30,000	—	—	30,000
Net loss for the three months ended December 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(124,395)	(124,395)
Balance, December 31, 2020	455,487,628	455,486	—	—	509,988	510	1,000,000	1,000	386,975	387	6,193,393	—	(7,339,733)	(688,957)

Issuance of common stock and retirement of accrued compensation with former officer	2,600,000	2,600	—	—	—	—	—	—	—	—	132,600	312,000	—	447,200
Common stock issued for conversion of convertible note payable and accrued interest	17,551,147	17,552	—	—	—	—	—	—	—	—	97,990	—	—	115,542
Sale of common stock units for cash proceeds	—	—	—	—	—	—	—	—	—	—	—	499,500	—	499,500
Repurchase of preferred stock from former officer	—	—	—	—	—	—	(1,000,000)	(1,000)	—	—	(324,000)	—	—	(325,000)
Issuance of preferred stock to officer	—	—	—	—	—	—	1,000,000	1,000	—	—	324,000	—	—	325,000
Settlement of accounts payable with related party	—	—	—	—	—	—	—	—	—	—	38,130	—	—	38,130
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(895,831)	(895,831)
Balance, March 31, 2021	475,638,775	$475,638	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,562,113	$811,500	$(8,235,564)	$(384,416)

											Original
			Series A		Series D		Series E		Series F		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Total
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, September 30, 2021	561,495,726	$561,494	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$15,228,254	$499,500	$(17,016,966)	$(725,821)

Conversion of Series F Preferred Stock to common	12,899,100	12,899	—	—	—	—	—	—	(128,991)	(129)	(12,770)	—	—	—
Common stock issued for stock payable	19,980,000	19,980	—	—	—	—	—	—	—	—	479,520	(499,500)	—	—
Common stock issued for settlement of liability	6,000,000	6,000	—	—	—	—	—	—	—	—	155,460	—	—	161,460
Net loss for the three months ended December 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(332,841)	(332,841)
Balance, December 31, 2021	600,374,826	600,373	—	—	509,988	510	1,000,000	1,000	257,984	258	15,850,464	—	(17,349,807)	(897,202)

Conversion of Series G Preferred Stock to common	5,416,667	5,417	—	—	—	—	—	—	—	—	20,583	—	—	26,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	322,266	—	—	322,266
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	—	—	154,095	—	—	154,095
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(688,558)	(688,558)
Balance, March 31, 2022	605,791,493	$605,790	—	$—	509,988	$510	1,000,000	$1,000	257,984	$258	$16,347,408	$—	$(18,038,365)	$(1,083,399)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,021,399)	$(1,020,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	322,266	325,000
Stock compensation, related parties	154,095	—
Depreciation	—	1,275
Loss on settlement of liabilities	146,460	311,762
Amortization of discount on convertible note payable	35,417	168,912
Changes in operating assets and liabilities
Inventory	—	2,412
Prepaid expenses	—	4,783
Accounts payable and accrued liabilities	17,981	5,232
Accounts payable and accrued liabilities to related party	93,878	—
Accrued interest payable	10,918	8,796
NET CASH USED IN OPERATING ACTIVITIES	(240,384)	(192,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net	—	95,000
Repurchase of preferred stock from former officer	—	(325,000)
Proceeds from sale of common stock	—	499,500
Proceeds from sale of share - settled Series G preferred stock	235,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,000	269,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,384)	77,446

Cash and cash equivalents at beginning of period	5,960	81,442

Cash and cash equivalents at end of period	$576	$158,888

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$—	$180,202
Beneficial conversion discount on convertible notes payable	$—	$130,000
Conversion of Series F Preferred Stock to common stock	$12,899	$—
Conversion of Series G Preferred Stock to common stock	$25,000	$—
Common stock issued for stock payable	$499,500	$—
Common stock issued for settlement of liability	$15,000	$135,438
Settlement of liabilities with related party	$—	$38,130

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The Company is developing an expanded platform of products that include addition of treatment for Multiple Sclerosis and other neurodegenerative diseases. The potential pharmaceutical products related to treatment for multiple sclerosis are licensed to the Company through the worldwide licensing agreement described in Note 6.

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2022, the Company had a net loss of $1,021,399 and cash flow used in operating activities of $240,384. As of March 31, 2022, the Company had negative working capital of $1,083,399. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2021 which are included on our Form 10-K filed on January 5, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2023.

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

Note 3. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Total current convertible notes payable, net of discount	$20,000	$20,000

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

As of March 31, 2022 and September 30, 2021, accrued interest on convertible notes payable was $222,287.

Advances

As of March 31, 2022 and September 30, 2021, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

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

In February 2022, the Company entered into an amended and restatement employment agreement with Jim Katzaroff, the CEO. Mr. Katzaroff is entitled to an annual salary of $180,000 and a bonus as determined by the Board of Directors. Mr. Katzaroff may elect to receive payment in shares of stock based on the average of the three lowest trading prices for the 15 days prior to election of payment in stock. Further, in the event of a change of control of the Company, Mr. Katzaroff is entitled to a payment equal to 2.99 multiplied by the larger of the total compensation paid to Mr. Katzaroff over the prior 12-month period or the average compensation paid or payable to the Consultant over the prior three years.

The Company awarded Mr. Katzaroff a total of 35,000,000 common stock options with an exercise price of $0.009 per share, an exercise term of five years. The options vest 50% immediately, and the remainder on monthly basis over two years. Mr. Katzaroff is also entitled to additional options in the event of the Company issuing equity or equity equivalents in the future, with him receiving an equal amount of options as those instruments that are issued. The exercise price of these additional options will be 110% of the price per equity equivalent.

Additionally, Mr. Katzaroff will earn a fee related to an strategic transaction, as defined in the agreement, including but not limited to acquisitions, divestitures, partnerships or joint ventures, of at least 2% for any transactions not introduced by Mr. Katzaroff, or 4% for any introduced by Mr. Katzroff of up to $20,000,000, and an additional 0.75% - 3.5% for amounts above that threshold.

Mr. Katzroff will also receive an activity fee of 3% of gross revenues related to activities including securing a variety of vendor, sales or advertising relationships, or any new revenue generating activity. If such activity is a cost saving initiative instead of revenue generating, Mr. Katzaroff will receive 10% of the cost savings.

As of March 31, 2022 and September 30, 2021, the Company owed $213,533 and $161,655 to officers of the Company for compensation, respectively.

During the year ended September 30, 2021, the Company issued 5,000,000 shares of common stock to its CFO Robert Chicoski, with a fair value of $75,000 as a finder’s fee related to the Company’s license agreement.

Note 5. Stockholders’ Deficit

Preferred Stock

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At March 31, 2022 and September 30, 2021, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At March 31, 2022 and September 30, 2021, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of March 31, 2022 and September 30, 2021.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. During the year ended September 30, 2019, the holders of 60,000 shares of the Series D Preferred stock returned these shares to the Company for cancellation. There was no gain or loss recognized on this transaction. At March 31, 2022 and September 30, 2021, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At March 31, 2022 and September 30, 2021, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. On November 5, 2021, a holder of Series F Preferred Stock converted 128,991 shares of Series F into 12,899,100 shares of common stock of the Company in accordance with the terms of the Series F. At March 31, 2022 and September 30, 2021, 257,984 and 386,975 shares of the Series F Preferred Stock were issued and outstanding, respectively.

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

During the six months ended March 31, 2022, the Company sold an aggregate of 279,125 shares of Series G Preferred Stock for net cash proceeds of $235,000. The Company recorded a debt discount of $44,125 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $279,125. The Company amortized $35,417 of discount related to Series G Preferred Stock for the six months ended March 31, 2022. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $10,918 of interest on the Series G Preferred Stock and had an accrued interest balance of $12,199 and $1,281 as of March 31, 2022 and September 30, 2021, respectively. During the three months ended March 31, 2022, the holder of the Series G converted 25,000 shares of Series G into 5,416,667 shares of common stock.

At March 31, 2022 and September 30, 2021, 347,625 and 93,500 shares of the Series G Preferred Stock were issued and outstanding, respectively.

Common stock issued for conversion of convertible notes payable

During the six months ended March 31, 2021, the Company issued 36,820,433 shares of common stock upon the conversion of principal of $170,000 and accrued interest of $10,200. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement. There were no conversions of convertible notes during the six months ended March 31, 2022

Common stock issued for stock payable

In December 2021, the Company issue 19,980,000 shares of common stock as part of the common stock unit sales that occurred during the year ended September 30, 2021. No shares are remaining to be issued for these unit sales.

Common Stock Warrants

The following table summarizes the stock warrant activity for the six months ended March 31, 2022:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2021	29,970,000	$0.03
Granted	39,900,000	$0.01
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, March 31, 2022	69,870,000	$0.02

As of March 31, 2022, the outstanding warrants had an expected remaining life of 3.53 years and have no intrinsic value.

Common stock issued for settlement of liabilities

During the six months ended March 31, 2022, the Company issued 6,000,000 shares of common stock and 900,000 warrants for the settlement of liabilities totaling $15,000. The Company recorded a $146,460 loss on settlement of liabilities related to this transaction.

Common Stock Options

As discussed in Note 4, The Company awarded common stock options to Mr. Katzaroff in connection with his amended and restated employment agreement. The Company estimated the fair value of the options to be $289,198, using the following assumptions: 1) volatility of 177.43%; 2) risk free rate of 1.3%; 3) dividend yield of 0% and 4) expected term of 5 years. The Company recognized $154,095 of expense related to the fair value of options vesting during the three months ended March 31, 2022. The Company expects to recognize an additional $104,460 of expense related to these options assuming all vest.

The following table summarizes the stock option activity for the six months ended March 31, 2022:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2021	70,000,000	$0.03
Granted	35,000,000	$0.01
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, March 31, 2022	105,000,000	$0.02

As of March 31, 2022, all outstanding options had an expected remaining life of 2.36 years and have no intrinsic value.

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

Note 6. License Agreement

Effective August 23, 2020 the Company’s wholly-owned subsidiary, SomaCeuticals, Inc. entered into an exclusive global license agreement with 7 to Stand, Inc. for the rights to U.S. patent 10,610,592 issued to Fabrizio de Silvestri, Terni, Italy, as inventor, April 7, 2020 for treatment of Multiple Sclerosis. In consideration for the license agreement, SomaCeuticals agreed to pay 7 to Stand a royalty of 7.1% of the net sales of any product developed under the patent on a worldwide basis. Additionally, the Company will issue shares of common stock to 7 to Stand upon completion of the following milestones:

●	Common shares representing 5% of total number of outstanding common shares of the Company immediately following any change of control of the Company; the Company will issue 29,130,167 shares of common stock as a result of the change of control discussed in Note 5. These shares were issued in July 2021.

●	29,130,167 Common shares immediately following the first round of funding under a private offer of equity or debt securities; These shares were issued in July 2021.

●	29,130,167 Common shares immediately following the commencement of clinical trials for Federal Drug Administration clearance of the product; and

●	Common shares representing an adjustment to increase 7 to Stand’s total ownership to 19.99% of total number of outstanding common shares of the Company immediately following FDA clearance of the product for sale. The Company expects to issue 29,130,166 shares of common stock related to this provision if met.

●	$40,000 of royalties to be paid to 7 to Stand annually, on a quarterly basis. The license agreement may be terminated by 7 to Stand if 1) SomaCeuticals does not begin clinical trials within one year of the agreement; 2) if SomaCeuticals terminates the continuation of the clinical trials; or 3) shall not commence marketing the product within reasonable time after obtaining FDA approval.

The Company paid $40,000 in royalties during the three months ended March 31, 2022 and owes $16,250 of royalties and late fees under this agreement as of March 31, 2022.

Note 7. Commitments

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company fir a period of five years unless mutually terminated sooner. Concurrently, the Consultant entered into a stock purchase agreement with the Company to purchase 6,000,000 shares of common stock for $25,000 cash. The purchase and issuance of the shares will be completed by June 30, 2022.

The Consultant will be paid a signing bonus of $25,000 upon receipt by the Company of the $25,000 cash under the stock purchase agreement described above. The Consultant will also receive the larger of $12,500 per month, or 50% of the CEO’s fixed cash compensation under the amended employment agreement described in Note 4. The Consultant may elect to receive this payment in stock.

The Consultant may also receive a bonus in each calendar year of the agreement equal to the larger of any bonus awarded by the Board of Directors to the Consultant or 50% of the largest bonus payable by the Company to anyone other than the Consultant. If the agreement is terminated with one year of a change of control of the Company, the Consultant will be entitled to receive a payment equal to 2.99 times the larger of the total compensation paid to the Consultant over the prior 12 month period or the average compensation paid or payable to the Consultant over the prior three years.

The Consultant also received 39,000,000 warrants with an exercise price of $0.009 per share, and an exercise period of 5 years. The Company estimated the fair value of the warrants to be $322,266 which was recognized as general and administrative expense during the three months ended March 31, 2022, using the following assumptions: 1) volatility of 254.4%; 2) risk free rate of 1.76%; 3) dividend yield of 0% and 4) expected term of 5 years. The Consultant is also entitled to additional warrants in the event of the Company issuing equity or equity equivalents in the future, with the Consultant receiving an equal amount of warrants as those instruments that are issued. The exercise price of these additional warrants will be 110% of the price per equity equivalent, and they will vest 50% immediately and the remainder over two years.

Note 8. Subsequent Events

Subsequent to March 31, 2022, the holders of the Series G Preferred Stock converted a total of 158,625 shares and dividends of $6,345 into 37,121,289 shares of common stock.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the consolidated financial statements are prepared. We regularly review our accounting policies, and how they are applied and disclosed in our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue.  We had no revenue for the three months ended March 31, 2022 and 2021.

Cost of goods sold.  We had $0 and $2,412 cost of goods sold for the three months ended March 31, 2022 and 2021, respectively related to the write down of inventory kept by the Company’s former CEO as part of the severance agreement.

General and administrative expense.  We recognized general and administrative expense of $662,310 for the three months ended March 31, 2022 compared to $467,991 for the comparable period of 2021. The increase in general and administrative expense was related primarily to stock-based compensation of $154,095 related to the options issued to the CEO in 2022 and a $56,250 increase in royalty expense in 2022, which were offset by decreased legal fees of $20,880.

Loss on settlement of liabilities.  We recognized a loss on the settlement of liabilities $311,762 during the three months ended March 31, 2021. The loss was related to the severance agreement with Alex Blankenship, our former CEO, resulting in a $311,762 loss.

Interest expense.  We recognized interest expense of $26,248 for the six months ended March 31, 2022 compared to $113,666 for the comparable period of 2021. The decrease was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $19,664 compared to $107,724 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $688,558 for the three months ended March 31, 2022 compared to $895,831 for the three months ended March 31, 2021.

Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021

Revenue.  We had no revenue for the six months ended March 31, 2022 and 2021.

Cost of goods sold.  We had cost of goods sold of $0 for the six months ended March 31, 2022 compared to $2,412 for the six months ended March 31, 2021 related to the write down of inventory kept by the Company’s former CEO as part of the severance agreement.

General and administrative expense.  We recognized general and administrative expense of $828,604 for the six months ended March 31, 2022 compared to $528,344 for the comparable period of 2021. The increase in general and administrative expense was related primarily to stock-based compensation of $154,095 related to the options issued to the CEO in 2022, $322,266 related to warrants issued to a consultant and increased officer compensation of $56,438 primarily due to a bonus, a $56,250 increase in royalty expense and increased legal and consulting fees of $31,345 in 2022.

Loss on settlement of liabilities.  We recognized $146,460 and $311,762 loss on the settlement of liabilities during the six months ended March 31, 2022 and 2021. In 2022, the loss was related the issuance of 6,000,0000 shares of common stock and 900,000 warrants for the settlement of liabilities. In 2021, the loss was related to the severance agreement with Alex Blankenship, our former CEO.

Interest expense.  We recognized interest expense of $46,335 for the six months ended March 31, 2022 compared to $177,708 for the comparable period of 2021. The decrease was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $35,417 compared to $168,912 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $1,021,399 for the six months ended March 31, 2022 compared to $1,020,226 for the six months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, we had cash on hand of $576. The Company has negative working capital of $1,083,399. Net cash used in operating activities for the six months ended March 31, 2022 was $240,384. Cash on hand is not adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2022.

During the six months ended March 31, 2022, the Company used cash in operating activities in the amount of $240,384. This consisted of the net loss of $1,021,399, partially offset by the following non-cash operating expenses: stock compensation of $322,266, stock compensation, related parties of $154,095, amortization of discount of $35,417 and loss on the settlement of liabilities of $146,460. The Company had cash flows from financing activities of $235,000 from the proceeds of sale of Series G Preferred Stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of March 31, 2022, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of March 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended March 31, 2022 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

March 24, 2022	Common Stock	5,416,667	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.001

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

GlobeStar Therapeutics Corporation

Date: June 1, 2022	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: June 1, 2022	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial and Accounting Officer