Form 10-Q
period 2022-06-30
GlobeStar Therapeutics Corp
filed 2022-08-22
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 22, 2022, 693,996,935 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2022	2021
CURRENT ASSETS
Cash and cash equivalents	$12	$5,960
Total current assets	12	5,960
TOTAL ASSETS	$12	$5,960

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$220,729	$222,778
Accounts payable to related party	292,972	119,655
Related party advances	7,400	—
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $0, respectively	20,000	20,000
Series G Preferred Stock Liability, net of discount of $15,574 and $30,745, respectively	139,801	86,130
Current portion of accrued interest payable	225,906	223,568
Total current liabilities	966,458	731,781
TOTAL LIABILITIES	966,458	731,781

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 684,367,305 and 561,495,726 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	684,366	561,494
Preferred stock; 20,000,000 shares authorized:
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 257,984 and 386,975 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	258	387
Additional paid-in capital	16,543,888	15,228,254
Stock payable, consisting of 0 and 25,980,000 shares to be issued at June 30, 2022 and September 30, 2021, respectively	—	499,500
Accumulated deficit	(18,196,468)	(17,016,966)

TOTAL STOCKHOLDERS’ DEFICIT	(966,446)	(725,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12	$5,960

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUE	$—	$—	$—	$—
Cost of goods sold	—	—	—	2,412
Gross profit (loss)	—	—	—	(2,412)

OPERATING EXPENSES
General and administrative expenses	$136,618	4,478,111	965,222	5,006,455
Total operating expenses	136,618	4,478,111	965,222	5,006,455

LOSS FROM OPERATIONS	(136,618)	(4,478,111)	(965,222)	(5,008,867)

OTHER INCOME (EXPENSE)
Loss on settlement of liabilities	—	(5,438)	(146,460)	(317,200)
Loss on conversion of preferred stock liability	(10,821)	—	(10,821)	—
Interest expense	(10,664)	(34,949)	(56,999)	(212,657)
Total other expense	(21,485)	(40,387)	(214,280)	(529,857)

Net Loss	$(158,103)	$(4,518,498)	$(1,179,502)	$(5,538,724)

Net loss per share available to common shareholders	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	637,492,475	476,727,678	603,807,518	464,087,148

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

									Original
			Series D		Series E		Series F		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Total
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, September 30, 2020	436,218,342	$436,217	509,988	$510	1,000,000	$1,000	386,975	$387	$6,118,002	$—	$(7,215,338)	$(659,222)

Common stock issued for conversion of convertible note payable and accrued interest	19,269,286	19,269	—	—	—	—	—	—	45,391	—	—	64,660
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	30,000	—	—	30,000
Net loss for the three months ended December 31, 2020	—	—	—	—	—	—	—	—	—	—	(124,395)	(124,395)
Balance, December 31, 2020	455,487,628	455,486	509,988	510	1,000,000	1,000	386,975	387	6,193,393	—	(7,339,733)	(688,957)

Issuance of common stock and retirement of accrued compensation with former officer	2,600,000	2,600	—	—	—	—	—	—	132,600	312,000	—	447,200
Common stock issued for conversion of convertible note payable and accrued interest	17,551,147	17,552	—	—	—	—	—	—	97,990	—	—	115,542
Sale of common stock units for cash proceeds	—	—	—	—	—	—	—	—	—	499,500	—	499,500
Repurchase of preferred stock from former officer	—	—	—	—	(1,000,000)	(1,000)	—	—	(324,000)	—	—	(325,000)
Issuance of preferred stock to officer	—	—	—	—	1,000,000	1,000	—	—	324,000	—	—	325,000
Settlement of accounts payable with related party	—	—	—	—	—	—	—	—	38,130	—	—	38,130
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	100,000	—	—	100,000
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	—	—	—	(895,831)	(895,831)
Balance, March 31, 2021	475,638,775	$475,638	509,988	$510	1,000,000	$1,000	386,975	$387	$6,562,113	$811,500	$(8,235,564)	$(384,416)

Common stock issued for conversion of convertible note payable and accrued interest	1,193,857	1,194	—	—	—	—	—	—	33,786	—	—	34,980
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	30,000	—	—	30,000
Stock-based compensation	—	—	—	—	—	—	—	—	4,209,179	—	—	4,209,179
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	—	—	—	—	(4,518,498)	(4,518,498)
Balance, June 30, 2021	476,832,632	$476,832	509,988	$510	1,000,000	$1,000	386,975	$387	$10,835,078	$811,500	$(12,754,062)	$(628,755)

									Original
			Series D		Series E		Series F		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Total
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, September 30, 2021	561,495,726	$561,494	509,988	$510	1,000,000	$1,000	386,975	$387	$15,228,254	$499,500	$(17,016,966)	$(725,821)

Conversion of Series F Preferred Stock to common	12,899,100	12,899	—	—	—	—	(128,991)	(129)	(12,770)	—	—	—
Common stock issued for stock payable	19,980,000	19,980	—	—	—	—	—	—	479,520	(499,500)	—	—
Common stock issued for settlement of liability	6,000,000	6,000	—	—	—	—	—	—	155,460	—	—	161,460
Net loss for the three months ended December 31, 2021	—	—	—	—	—	—	—	—	—	—	(332,841)	(332,841)
Balance, December 31, 2021	600,374,826	600,373	509,988	510	1,000,000	1,000	257,984	258	15,850,464	—	(17,349,807)	(897,202)

Conversion of Series G Preferred Stock to common	5,416,667	5,417	—	—	—	—	—	—	20,583	—	—	26,000
Stock-based compensation	—	—	—	—	—	—	—	—	322,266	—	—	322,266
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	154,095	—	—	154,095
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	(688,558)	(688,558)
Balance, March 31, 2022	605,791,493	$605,790	509,988	$510	1,000,000	$1,000	257,984	$258	$16,347,408	$—	$(18,038,365)	$(1,083,399)

Conversion of Series G Preferred Stock to common	78,575,812	78,576	—	—	—	—	—	—	182,235	—	—	260,811
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	14,245	—	—	14,245
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	—	(158,103)	(158,103)
Balance, June 30, 2022	684,367,305	$684,366	509,988	$510	1,000,000	$1,000	257,984	$258	$16,543,888	$—	$(18,196,468)	$(966,446)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,179,502)	$(5,538,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	322,266	4,534,179
Stock compensation, related parties	168,340	—
Depreciation	—	1,275
Amortization of discount on convertible note payable	44,046	201,636
Loss on settlement of liabilities	146,460	317,200
Loss on conversion of preferred stock liability	10,821	—
Changes in operating assets and liabilities
Inventory	—	2,412
Prepaid expenses	—	4,783
Accounts payable and accrued liabilities	12,951	84,035
Accounts payable and accrued liabilities to related party	173,317	51,717
Accrued interest payable	12,953	11,021
NET CASH USED IN OPERATING ACTIVITIES	(288,348)	(330,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire fixed assets	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net	—	95,000
Proceeds from sale of Series G Preferred Stock	275,000	—
Proceeds from related party advances	23,900	—
Repayment of related party advances	(16,500)	—
Repurchase of preferred stock from former officer	—	(325,000)
Proceeds from sale of common stock	—	499,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	282,400	269,500

NET INCREASE IN CASH	(5,948)	(60,966)

Cash at beginning of period	5,960	81,442

Cash at end of period	$12	$20,476

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$—	$215,180
Beneficial conversion discount on convertible note payable	$—	$160,000
Conversion of Series F preferred stock	$12,899	$—
Conversion of Series G preferred stock	$265,375	$—
Common stock issued for stock payable	$499,500	$—
Common stock issued for settlement of liabilities	$15,000	$130,000
Settlement of liabilities with related party	$—	$38,130

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended June 30, 2022, the Company had a net loss of $1,179,502 and cash flow used in operating activities of $288,348. As of June 30, 2022, the Company had negative working capital of $966,446. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2021 which are included on our Form 10-K filed on January 5, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2022.

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

Note 3. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Total current convertible notes payable, net of discount	$20,000	$20,000

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

During the nine months ended June 30, 2021, the Company recognized $17,000 of deferred finance costs from its new convertible note payable and $160,000 of new discount related to the beneficial conversion features of convertible notes payable.

During the three and nine months ended June 30, 2021, the Company recognized interest expense on convertible notes of $2,225 and $10,931 and amortization of discount on convertible notes payable of $32,452 and $201,636, respectively.

As of June 30, 2022 and September 30, 2021, accrued interest on convertible notes payable was $222,287.

Advances

As of June 30, 2022 and September 30, 2021, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

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

As of June 30, 2022 and September 30, 2021, the Company owed $292,972 and $161,655 to officers of the Company for compensation, respectively. Additionally, the Company received short term, unsecured, non interest bearing advances from the Company’s CEO and CFO totaling $23,900, and repaid $16,500. As of June 30, 2022, the Company owed $7,400 on these advances.

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

Series G Preferred Stock – On August 11, 2021, our board of directors designated up to 1,000,000 shares of Series G Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series G Preferred Stock have no voting rights except on matters related specifically to the Series G Preferred Stock. The Series G Preferred Stock carries a dividend of 8% of the stated value per share, which is cumulative and payable upon redemption, liquidation or conversion, and increases to 22% in case of default. The Series G Preferred Stock and accrued dividends are convertible beginning 180 days from issuance at the option of the holder into shares of common stock at a rate of a conversion price of 75% of the average three lowest trading prices during the 15 days prior to conversion. The Company will be required to redeem the Series G Preferred Stock upon the earlier of 15 months from issuance date or upon on event of default as defined in the agreement.

Based on the economic characteristics of the Series G Preferred Stock, the Company determined that the Series G should be accounted for as a liability under ASC 480-10, based on the discounted conversion price providing an effectively fixed monetary amount that the preferred stock is convertible into.

During the nine months ended June 30, 2022, the Company sold an aggregate of 327,250 shares of Series G Preferred Stock for net cash proceeds of $275,000. The Company recorded a debt discount of $52,250 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $327,250. The Company amortized $44,046 of discount related to Series G Preferred Stock for the nine months ended June 30, 2022. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $12,953 of interest on the Series G Preferred Stock and had an accrued interest balance of $3,619 and $1,281 as of June 30, 2022 and September 30, 2021, respectively. During the six months ended June 30, 2022, the holder of the Series G converted 25,000 shares of Series G into 5,416,667 shares of common stock, and the Company recognized a loss of $10,821.

At June 30, 2022 and September 30, 2021, 155,375 and 93,500 shares of the Series G Preferred Stock were issued and outstanding, respectively.

Common stock issued for conversion of convertible notes payable

During the nine months ended June 30, 2021, the Company issued 38,014,290 shares of common stock upon the conversion of principal of $200,000 and accrued interest of $12,180. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement. There were no conversions of convertible notes during the nine months ended June 30, 2022.

Common stock issued for stock payable

In December 2021, the Company issue 19,980,000 shares of common stock as part of the common stock unit sales that occurred during the year ended September 30, 2021. No shares are remaining to be issued for these unit sales.

Common Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended June 30, 2022:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2021	29,970,000	$0.03
Granted	39,900,000	0.01
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2022	69,870,000	$0.02

As of June 30, 2022, the outstanding warrants had an expected remaining life of 3.28 years and have no intrinsic value.

Common stock issued for settlement of liabilities

During the nine months ended June 30, 2022, the Company issued 6,000,000 shares of common stock and 900,000 warrants for the settlement of liabilities totaling $15,000. The Company recorded a $146,460 loss on settlement of liabilities related to this transaction.

Common Stock Options

As discussed in Note 4, The Company awarded common stock options to Mr. Katzaroff in connection with his amended and restated employment agreement. The Company estimated the fair value of the options to be $289,198, using the following assumptions: 1) volatility of 177.43%; 2) risk free rate of 1.3%; 3) dividend yield of 0% and 4) expected term of 5 years. The Company recognized $168,340 of expense related to the fair value of options vesting during the six months ended June 30, 2022. The Company expects to recognize an additional $90,216 of expense related to these options assuming all vest.

The following table summarizes the stock option activity for the nine months ended June 30, 2022:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2021	70,000,000	$0.03
Granted	35,000,000	$0.01
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, June 30, 2022	105,000,000	$0.02

As of June 30, 2022, all outstanding options had an expected remaining life of 2.11 years and have no intrinsic value.

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

The Company paid $52,000 in royalties during the nine months ended June 30, 2022 and owes $14,250 of royalties and late fees under this agreement as of June 30, 2022.

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

The Consultant also received 39,000,000 warrants with an exercise price of $0.009 per share, and an exercise period of 5 years. The Company estimated the fair value of the warrants to be $322,266 which was recognized as general and administrative expense during the nine months ended June 30, 2022, using the following assumptions: 1) volatility of 254.4%; 2) risk free rate of 1.76%; 3) dividend yield of 0% and 4) expected term of 5 years. The Consultant is also entitled to additional warrants in the event of the Company issuing equity or equity equivalents in the future, with the Consultant receiving an equal amount of warrants as those instruments that are issued. The exercise price of these additional warrants will be 110% of the price per equity equivalent, and they will vest 50% immediately and the remainder over two years.

Note 8. Subsequent Events

Subsequent to June 30, 2022, the holders of the Series G Preferred Stock converted a total of 25,000 shares and dividends of $1,000 into 9,629,630 shares of common stock.

On July 21, 2022, the holder of the Series F Preferred Stock converted 128,993 shares of Series F into 12,899,30 shares of common stock.

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

In the midterm, management will enhance its capital position with a public offering of equity securities to finance clinical trials and the necessary actions to obtain approval of worldwide marketing of our MS treatment.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenue. We had no revenue for the three months ended June 30, 2022 and 2021.

Cost of goods sold. We had no cost of goods sold for the three months ended June 30, 2022 and 2021.

General and administrative expense. We recognized general and administrative expense of $136,618 for the three months ended June 30, 2022 compared to $4,478,111 for the comparable period of 2021. The decrease in general and administrative expense was related primarily to stock-based compensation in the three months ended June 30, 2021 of $4,209,179 related to options issued to officers, directors and advisory board members, partially offset by increased officer compensation of related to new officers.

Loss on settlement of liabilities and conversion of preferred stock liability. We recognized $0 and $5,438 loss on the settlement of liabilities during the three months ended June 30, 2022 and 2021. The loss was related to the severance agreement with Alex Blankenship, our former CEO. The Company also recognized a loss of $10,821 on conversion of the preferred stock liability during the three months ended June 30, 2022.

Interest expense. We recognized interest expense of $10,664 for the three months ended June 30, 2022 compared to $34,949 for the comparable period of 2021, including amortization of the discount on convertible notes payable of $8,629 and $32,452 during the three months ended June 30, 2022 and 2021, respectively.

Net loss. For the reasons above, we recognized a net loss of $158,103 for the three months ended June 30, 2022 compared to $4,518,498 for the three months ended June 30, 2021.

Nine Months Ended June 30, 2022 Compared to the Nine Months Ended June 30, 2021

Revenue. We had revenue of $0 for the nine months ended June 30, 2022 and June 30, 2021.

Cost of goods sold. We had cost of goods sold of $0 for the nine months ended June 30, 2022 compared to $2,412 for the nine months ended June 30, 2021 which were related to the write down of inventory kept by the Company’s former CEO as part of the severance agreement.

General and administrative expense. We recognized general and administrative expense of $965,222 for the nine months ended June 30, 2022 compared to $5,006,455 for the comparable period of 2021. The decrease in general and administrative expense was related primarily to stock-based compensation of $4,209,179 during the nine months ended June 30, 2022, compared to $168,340 related to stock options for officers and medical advisory board members and $325,000 related to the Series E Preferred stock issued to the new CEO, partially offset by increased officer compensation of $37,500, related to new officers and royalty expense of $66,250.

Loss on settlement of liabilities. We recognized $146,460 and $317,200 loss on the settlement of liabilities during the nine months ended June 30, 2022 and 2021. The loss in the current period related to the settlement of advances of $15,000. The loss in the prior period was related to the severance agreement with Alex Blankenship, our former CEO, resulting in a $317,200 loss. The Company also recognized a loss of $10,821 on conversion of the preferred stock liability during the three months ended June 30, 2022.

Interest expense. We recognized interest expense of $56,999 for the nine months ended June 30, 2022 compared to $212,657 for the comparable period of 2021. The decrease was due primarily to the amortization of discount related to Series G Preferred stock liability during the current period in the amount of $44,046 compared to $201,636 of amortization related to convertible notes payable during the comparable period of the prior year.

Net loss. For the reasons above, we recognized a net loss of $1,179,502 for the nine months ended June 30, 2022 compared to $5,538,724 for the nine months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, we had cash on hand of $12. The Company has negative working capital of $966,466. Net cash used in operating activities for the nine months ended June 30, 2022 was $288,348. Cash on hand is not adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2022.

During the nine months ended June 30, 2022, the net loss of $1,1709,502 was offset by the following non-cash operating expenses: stock compensation of $322,266, stock compensation, related parties of $168,340, amortization of discount of $44,046, loss on conversion of preferred stock liability of $10,821 and loss on the settlement of liabilities of $146,460, resulting in cash flows used in operating activities of $288,348. . The Company had cash flows from financing activities of $282,400, primarily due to $275,000 from the proceeds of sale of Series G Preferred Stock and $23,900 of related party advances, partially offset by repayment of those advances of $16,500.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of June 30, 2022, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of June 30, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended June 30, 2022 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

April 4, 2022	Common Stock	4,078,431	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0051
April 6, 2022	Common Stock	5,709,804	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0051
April 18, 2022	Common Stock	4,180,392	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0051
April 26, 2022	Common Stock	6,240,000	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0050
May 2, 2022	Common Stock	9,484,091	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0044
May 12, 2022	Common Stock	7,428,571	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0028
June 2, 2022	Common Stock	7,800,000	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0020
June 17, 2022	Common Stock	7,800,000	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0020
June 2, 2022	Common Stock	4,745,000	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0020
June 24, 2022	Common Stock	7,428,571	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0021
June 29, 2022	Common Stock	13,680,952	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0021

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer (4)
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer (4)
32.1	Section 1350 Certification of principal executive officer (4)
32.2	Section 1350 Certification of principal financial officer (4)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (5)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (5)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (5)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (5)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (5)

__________

(1)	Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2015.
(2)	Incorporated by reference to our Form 10-K/A Amendment No. 1 for the year ended September 30, 2015 filed on January 22, 2016.
(3)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on November 3, 2010.
(4)	Filed or furnished herewith.
(5)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GlobeStar Therapeutics Corporation

Date: August 22 2022	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: August 22, 2022	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial and Accounting Officer