Form 10-Q/A
period 2022-06-30
GlobeStar Therapeutics Corp
filed 2022-08-23
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Inline XBRL Interactive Data files for the Registrant’s Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission on August 22, 2022.

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

GlobeStar Therapeutics Corporation

Date: August 23 2022	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: August 23, 2022	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial and Accounting Officer