Form 10-K
period 2022-09-30
GlobeStar Therapeutics Corp
filed 2023-01-09
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

Yes ☐   No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2022 was $3,963,984.

There were 770,360,616 shares of the Registrant’s common stock outstanding as of January 3, 2023.

GLOBESTAR THERAPEUTICS CORPORATION.

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

Holders

As of the date of this filing, there were 42 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue an unlimited number shares of common stock, with a par value of $0.001. The closing price of our common stock on January 3, 2023, as quoted by OTC Markets Group, Inc., was $0.0125. There were 770,360,616 shares of common stock issued and outstanding as of January 3, 2023. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Wyoming contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2022, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2022.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. As part of a legal settlement with David Summers, during the year ended September 30, 2020, 5,800,000 shares of Series A Preferred Stock were returned to the Company and cancelled. At September 30, 2022 and 2021, no shares of the Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At September 30, 2022 and 2021, no shares of Series B Preferred Stock were issued or outstanding.

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

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At September 30, 2022 and 2021, 509,988 shares of the Series D Preferred Stock were issued and outstanding.

Series E Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock has voting rights on the basis of two votes for every outstanding share of common stock meaning that the holders of the Series E Preferred Stock have 2/3 of the voting rights in the Company. At September 30, 2022 and 2021, 1,000,000 shares of the Series E Preferred Stock were issued and outstanding.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. At September 30, 2021, 386,975 shares of the Series F Preferred Stock were issued and outstanding. During the year ended September 30, 2022, 257,984 shares of Series F Preferred Stock was converted into 25,798,400 shares of common stock. At September 30, 2022, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

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

During the year ended September 30, 2022, the Company sold an aggregate of 369,875 shares of Series G Preferred Stock for net cash proceeds of $310,000. The Company recorded a debt discount of $59,875 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $369,875. The Company amortized $54,664 of discount related to Series G Preferred Stock for the year months ended September 30, 2022. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $15,852 of interest on the Series G Preferred Stock and had an accrued interest balance of $3,983 and $1,281 as of September 30, 2022 and September 30, 2021, respectively. During the year ended September 30, 2022, the holder of the Series G converted 324,500 shares of Series G into 109,052,543 shares of common stock, and the Company recognized a loss of $5,939.

As of September 30, 2022 and September 30, 2021, 138,875 and 93,500 shares of the Series G Preferred Stock were issued and outstanding, respectively.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by during the quarter ended September 30, 2022 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
August 8, 2022	Common Stock	9,629,630	Conversion of 25,000 Shares of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	Convertible at 75% of the average of the three lowest bid prices of the Company’s common stock for the 15 trading days prior to the conversion date.

August 19, 2022	Common Stock	12,899,300	Conversion of 128,993 Shares of Series F Preferred Stock	Section 3(a)(9) of the Securities Act	N/A

August 23, 2022	Common Stock	8,139,130	Conversion of 18,000 Shares of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	Convertible at 75% of the average of the three lowest bid prices of the Company’s common stock for the 15 trading days prior to the conversion date.

August 25, 2022	Common Stock	7,291,304	Conversion of 16,125 Shares of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	Convertible at 75% of the average of the three lowest bid prices of the Company’s common stock for the 15 trading days prior to the conversion date.

September 30, 2022	Common Stock	24,457	Services rendered	Section 3(a)(9) of the Securities Act	N/A

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

Results of Operations

Revenue

For the years ended September 30, 2022 and 2021 the Company had no revenue.

Cost of Goods Sold

Cost of goods sold was $0 during the year ended September 30, 2022, compared to $2,412 during the prior year. Cost of sales decreased primarily due to the write down of slow-moving and expired inventory during the current year of $2,412 during the year ended September 30, 2021.

Sales, General, and Administrative Expenses

We incurred sales, general and administrative expenses of $1,265,065 during the year ended September 30, 2022 compared to $9,091,817 during the year ended September 30, 2021, a decrease of $7,826,752 or approximately 86%. The decrease in general and administrative expense was related primarily to stock-based compensation of $8,130,997 during the year ended September 30, 2021, compared to $509,192 during the year ended September 30, 2022.

Loss on Settlement of Liabilities

We recognized a loss on settlement of liabilities in the amount of $146,460 during the year ended September 30, 2022 compared to $419,990 during the year ended September 30, 2021. The loss in the prior period was related to the severance agreement with Alex Blankenship, our former CEO, resulting in a $419,900 loss. The Company also recognized a loss of $5,939 on conversion of the preferred stock liability during the year ended September 30, 2022.

Interest Expense

We recognized interest expense in the amount of $70,346 for the year ended September 30, 2022, a decrease of $217,153 or approximately 65% compared to $287,499 for the year ended September 30, 2021. The decrease was due primarily to the amortization of discount related to Series G Preferred stock liability during the current period in the amount of $54,664 compared to $274,803 of amortization related to convertible notes payable during the comparable period of the prior year.

Net Loss

For the reasons above, our net loss for the year ended September 30, 2022 was $1,487,810 a decrease of $8,313,818 or approximately 86% compared to a net loss of $9,801,628 for the year ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, we had cash of $6,365 and a working capital deficit in the amount of $1,194,560. During the year ended September 30, 2022, we had cash used in operating activities of $326,995, consisting of our net loss of $1,487,810, partially offset by non-cash compensation of $509,192, loss on settlement of liabilities of $146,460, and amortization of discount on notes payable of $54,664. Our cash position also increased by a net change in the components of working capital in the amount of $725,821 during the period. We have an accumulated deficit at September 30, 2022 in the amount of $18,504,776. We generated cash flows from financing activities in the amount of $28,900 from the related party advances and $310,000 from the sale of common stock, which were offset by the repayment of related party advances of $16,500.

We had no material commitments for capital expenditures or inventory purchases as of September 30, 2022. However, should we execute our business plan as anticipated, we will incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Going concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2022, the Company had a net loss of $1,487,810 and generated negative cash flow from operating activities in the amount of $326,995. In view of these matters, there is substantial doubt regarding the Company’s ability to continue as a going concern, which is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GlobeStar Therapeutics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GlobeStar Therapeutics Corporation (the Company) as of September 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two- year period ended September 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its consolidated operations and its cash flows for each of the years in the two- year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Black Scholes Calculations

As discussed in Note 6 to the Financial Statements, the Company utilizes Black Scholes calculations to determine fair value of the Company’s stock compensation.

Auditing management’s calculations of fair value of stock options involves significant judgements and estimates to determine the proper value.  Volatility and term are the major assumptions used by management in determining the value of the stock options.

To evaluate the appropriateness of fair value calculation, we evaluated management’s significant judgements and estimates in what inputs were utilized within the Black Scholes calculations.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2012.

Houston, Texas

January 9, 2023

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021
CURRENT ASSETS
Cash and cash equivalents	$6,365	$5,960
Prepaid expenses	3,550	—
Total current assets	9,915	5,960

TOTAL ASSETS	$9,915	$5,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$380,735	$222,778
Accounts payable to related party	379,126	119,655
Related party advances	12,400	—
Advances payable	59,650	59,650
Current portion of convertible notes payable	20,000	20,000
Series G Preferred Stock Liability, net of discount of $12,581 and $21,575, respectively	126,294	86,130
Accrued interest payable	226,270	223,568
Total current liabilities	1,204,475	731,781

TOTAL LIABILITIES	1,204,475	731,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 722,326,669 and 561,495,726 shares issued and outstanding at September 30, 2022 and 2021, respectively	722,325	561,494
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at September 30, 2022 and 2021, respectively	—	—
Series B Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at September 30, 2022 and 2021, respectively	—	—
Series C Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at September 30, 2022 and 2021, respectively	—	—
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at September 30, 2022 and 2021, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at September 30, 2022 and 2021, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 128,991 and 386,975 shares issued and outstanding at September 30, 2022 and 2021, respectively	129	387
Additional paid-in capital	16,581,252	15,228,254
Stock payable, consisting of 1,515,152 and 25,980,000 shares to be issued at September 30, 2022 and 2021, respectively	5,000	499,500
Accumulated deficit	(18,504,776)	(17,016,966)

TOTAL STOCKHOLDERS’ DEFICIT	(1,194,560)	(725,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,915	$5,960

The accompanying footnotes are an integral part of these financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	September 30,
	2022	2021

REVENUE	$—	$—
Cost of goods sold	—	2,412
Gross profit (loss)	—	(2,412)

OPERATING EXPENSES
General and administrative expenses	1,265,065	9,091,817
Total operating expenses	1,265,065	9,091,817

LOSS FROM OPERATIONS	(1,265,065)	(9,094,229)

OTHER INCOME (EXPENSE)
Loss on settlement of liabilities, related party	(146,460)	(419,900)
Loss on conversion of preferred stock liability	(5,939)	—
Interest expense	(70,346)	(287,499)
Total other expenses	(222,745)	(707,399)

Net loss	$(1,487,810)	$(9,801,628)

Net loss per share available to common shareholders	$(0.00)	$(0.02)

Weighted average shares outstanding - basic and diluted	628,539,782	482,090,099

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

											Original
			Series A		Series D		Series E		Series F		Additional			Total
	Common stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Payable	Deficit	(Deficit)

Balance, September 30, 2020	436,218,342	$436,217	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$6,118,002	$—	$(7,215,338)	$(659,222)

Common stock issued for conversion of convertible note payable and accrued interest	40,817,050	40,817	—	—	—	—	—	—	—	—	250,685	—	—	291,502
Stock-based compensation	73,260,334	68,260	—	—	—	—	—	—	—	—	7,987,737	—	—	8,055,997
Stock-based compensation, related parties	5,000,000	5,000	—	—	—	—	—	—	—	—	70,000	—	—	75,000
Sale of common stock units for cash proceeds	—	—	—	—	—	—	—	—	—	—	—	379,500	—	379,500
Sale of common stock units for cash proceeds, related parties	—	—	—	—	—	—	—	—	—	—	—	120,000	—	120,000
Issuance of common stock and retirement of accrued compensation with related party	11,200,000	11,200	—	—	—	—	—	—	—	—	538,700	—	—	549,900
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—	—	—	—	225,000	—	—	225,000
Settlement of accounts payable with related party	—	—	—	—	—	—	—	—	—	—	38,130	—	—	38,130
Net loss for the year ended September 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(9,801,628)	(9,801,628)
Balance, September 30, 2021	561,495,726	$561,494	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$15,228,254	$499,500	$(17,016,966)	$(725,821)

Common stock issued for conversion of convertible note payable and accrued interest	25,798,400	25,798	—	—	—	—	—	—	(257,984)	(258)	(25,540)	—	—	—
Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	—	—	5,000	—	5,000
Common stock issued for stock payable	19,980,000	19,980	—	—	—	—	—	—	—	—	479,520	(499,500)	—	—
Common stock issued for settlement liability	6,000,000	6,000	—	—	—	—	—	—	—	—	155,460	—	—	161,460
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	322,266	—	—	322,266
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	—	—	186,926	—	—	186,926
Conversion of Series G Preferred Stock to common stock	109,052,543	109,053	—	—	—	—	—	—	—	—	234,366	—	—	343,419
Net loss for the year ended September 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(1,487,810)	(1,487,810)
Balance, September 30, 2022	722,326,669	$722,325	—	—	509,988	$510	1,000,000	$1,000	128,991	$129	$16,581,252	$5,000	$(18,504,776)	$(1,194,560)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,487,810)	$(9,801,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	322,266	8,055,997
Stock compensation, related parties	186,926	75,000
Depreciation	—	1,275
Amortization of discount on convertible note payable	54,664	274,803
Inventory impairment	—	2,412
Loss on settlement of liabilities, related party	146,460	419,900
Loss on conversion of preferred stock liability	5,939	—
Changes in operating assets and liabilities
Prepaid expenses	(3,550)	4,783
Accounts payable and accrued liabilities	172,957	89,313
Accounts payable and accrued liabilities to related party	259,471	114,217
Accrued interest payable	15,682	12,696
NET CASH USED IN OPERATING ACTIVITIES	(326,995)	(751,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	—	95,000
Proceeds from sale of share-settled Series G preferred stock	310,000	81,250
Proceeds from related party advances	28,900	—
Repayment of related party advances	(16,500)	—
Proceeds from sale of common stock	5,000	499,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	327,400	675,750

NET INCREASE (DECREASE) IN CASH	405	(75,482)

Cash at beginning of period	5,960	81,442

Cash at end of period	$6,365	$5,960

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of convertible notes payable and accrued interest into common stock	$—	$291,500
Conversion of Series F preferred stock	$25,798	$—
Conversion of Series G preferred stock	$324,500	$—
Common stock issued for stock payable	$499,500	$—
Common stock issued for settlement of liabilities	$15,000	$—
Beneficial conversion discount on convertible note payable	$—	$225,000
Settlement of liabilities with related party	$—	$38,130

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

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

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising and marketing costs were $43,031 and $119,125 for the years ended September 30, 2022 and 2021, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the years ended September 30, 2022 and 2021.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $6,365 and $5,960 as of September 30, 2022 and 2021, respectively. There were no cash equivalents as of September 30, 2022 and 2021.

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

Depreciation expense was $0 during the year ended September 30, 2022 compared to $1,275 during the year ended September 30, 2021.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2022 and 2021.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2022 or 2021.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2022, the Company had a net loss of $1,487,810. As of September 30, 2022, the Company had a working capital deficit of $1,194,560 and an accumulated deficit of $18,504,776. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Note 4. Related Party Transactions

For the year ended September 30, 2022

As of September 30, 2022 and 2021, the Company owed $379,126 and $119,655 to officers of the Company for compensation which are recorded as accounts payable related party. Additionally, the Company received short term, unsecured, non-interest bearing advances from the Company’s CEO and CFO totaling $28,900 and repaid $16,500. As of September 30, 2022, the Company owed $12,400 on these related party advances.

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

The Company awarded Mr. Katzaroff a total of 35,000,000 common stock options with an exercise price of $0.009 per share, an exercise term of five years. The options vest 50% immediately, and the remainder on monthly basis over two years. Mr. Katzaroff is also entitled to additional options in the event of the Company issuing equity or equity equivalents in the future, with him receiving an equal amount of options as those instruments that are issued. The exercise price of these additional options will be 110% of the price per equity equivalent. The total fair value of these option grants at issuance was $284,840. During the year ended September 30, 2022, the Company recognized $186,926 of stock-based compensation, related to outstanding stock options. At September 30, 2022, the Company had $97,914 of unrecognized expenses related to options.

Additionally, Mr. Katzaroff will earn a fee related to an strategic transaction, as defined in the agreement, including but not limited to acquisitions, divestitures, partnerships or joint ventures, of at least 2% for any transactions not introduced by Mr. Katzaroff, or 4% for any introduced by Mr. Katzroff of up to $20,000,000, and an additional 0.75% - 3.5% for amounts above that threshold. As of September 30, 2022, no amounts have been earned or paid.

Mr. Katzroff will also receive an activity fee of 3% of gross revenues related to activities including securing a variety of vendor, sales or advertising relationships, or any new revenue generating activity. If such activity is a cost saving initiative instead of revenue generating, Mr. Katzaroff will receive 10% of the cost savings. As of September 30, 2022, no amounts have been earned or paid.

For the year ended September 30, 2021

In January 2021, the Company’s former Chief Executive Officer Sydney Jim agreed to forgive all accrued but unpaid compensation of $38,130, resulting in a gain on settlement of liabilities to the Company that was recorded to additional paid in capital.

In March 2021, the Company entered into severance agreement with its former CEO Alex Blankenship. The Company owed Ms. Blankenship unpaid compensation of $130,000 and agreed to issue 8,600,000 shares of common stock in full settlement of this amount and release from the employment agreement with her. The shares had a fair value of $447,200 based on the stock price at the date of the agreement. The Company recognized a loss on settlement of $317,200 in connection with this agreement. The Company also issued an additional 2,600,000 shares to Ms. Blankenship with a fair value of $102,700 in connection with this agreement, which were included in the loss on settlement total of $419,900 for the year ended September 30, 2021. Concurrently with the severance agreement, the Company agreed to purchase the 1,000,000 shares Series E Preferred Stock held by Ms. Blankenship for $325,000 in cash. The Company reissued those Series E preferred Shares to the Company’s new CEO James Katzaroff. The Company recognized stock-based compensation of $325,000 related to this reissuance.

During the year ended September 30, 2021, the Company issued 5,000,000 shares of common stock to its CFO Robert Chicoski, with a fair value of $75,000 as a finders fee related to the Company’s license agreement.

As of September 30, 2021, the Company owed $161,655 to officers of the Company for compensation.

Note 5. Convertible Notes Payable and Advances

Convertible notes payable consisted of the following at September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Total current convertible notes payable, net of discount	$20,000	$20,000

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

As of September 30, 2022 and September 30, 2021, accrued interest on convertible notes payable was $225,953 and $222,287, respectively.

Conversions to Common Stock

During the year ended September 30, 2021, the holders of the convertible notes payable elected to convert principal of $275,000 and accrued interest of $16,502 into 40,817,050 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

Advances

As of September 30, 2022 and 2021, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 6. Stockholders’ deficit

Preferred Stock

Our authorized preferred stock consists of 20,000,000 shares of $0.001 par value preferred stock.

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At September 30, 2022 and 2021, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At September 30, 2022 and 2021, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of September 30, 2022 and 2021.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At September 30, 2022 and 2021, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At September 30, 2022 and 2021, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. At September 30, 2021, 386,975 shares of the Series F Preferred Stock were issued and outstanding. During the year ended September 30, 2022, 257,984 shares of Series F Preferred Stock was converted into 25,798,400 shares of common stock. At September 30, 2022, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

Conversions to Common Stock of Convertible Notes Payable

During the year ended September 30, 2021, the holders of the convertible notes payable elected to convert principal and accrued interest of $291,500 into 40,817,050 shares of common stock. There was no gain or loss recognized as the conversion occurred in accordance with the original terms of the agreement.

Common stock issued for services

In March 2021, the Company entered into severance agreement with its former CEO Alex Blankenship. The Company owed Ms. Blankenship unpaid compensation of $130,000 and agreed to issue 8,600,000 shares of common stock in full settlement of this amount and release from the employment agreement with her. The shares had a fair value of $447,200 based on the stock price at the date of the agreement. The Company recognized a loss on settlement of $317,200 in connection with this agreement. The Company also issued an additional 2,600,000 shares to Ms. Blankenship with a fair value of $102,700 in connection with this agreement, which were included in the loss on settlement total of $419,900 for the year ended September 30, 2021. Concurrently with the severance agreement, the Company agreed to purchase the 1,000,000 shares Series E Preferred Stock held by Ms. Blankenship for $325,000 in cash. The Company reissued those Series E preferred Shares to the Company’s new CEO James Katzaroff. The Company recognized stock-based compensation of $325,000 related to this reissuance.

During the year ended September 30, 2021, the Company issued a total of 15,000,000 shares to three individuals for services rendered, including 5,000,000 to the Company’s CFO. The shares had a total fair value of $717,500 based on the stock price at the date the shares were earned, which was recognized as stock-based compensation.

Common stock issued for settlement of liabilities

During the year ended September 30, 2022, the Company issued 6,000,000 shares of common stock and 900,000 warrants for the settlement of liabilities totaling $15,000. The Company recorded a $146,460 loss on settlement of liabilities related to this transaction

Common stock issued for stock payable

In December 2021, the Company issue 19,980,000 shares of common stock as part of the common stock unit sales that occurred during the year ended September 30, 2021. As of September 30, 2022, no shares are remaining to be issued for these unit sales.

In September 2022, the Company received $5,000 of cash as a subscription for 1,515,152 shares of common stock and an equal number of warrants to purchase common stock at an exercise price of $0.01 for one year. The common shares were not yet issued as of September 30, 2022.

Common Stock Units

During the year ended September 30, 2021 the Company sold common stock units to investors. Each unit consist of 400,000 shares of common stock and 600,000 warrants to purchase common stock for three years at an exercise price of $0.03 per share. The Company received cash proceeds of $499,500 related to the issuance of 19,980,000 shares of common stock and 29,970,000 warrants. No shares of common stock were issued as of September 30, 2021. The shares were issued in December 2021. The warrants had a relative fair value of $350,462 based on a Black-Scholes pricing model with estimated volatility ranging from 261.3% to 261.8%, dividend yield of 0%, expected term of three years and a risk free rate ranging from 0.19% to 0.24%. As of September 30, 2021, the warrants had no intrinsic value, and a weighted average remaining life of 2.4 years.

Common Stock Warrants

As discussed in Note 7 below, the Company awarded common stock warrants to a consultant. The Company recognized $322,266 of expense related to these warrants during the year ended September 30, 2022. The Company estimated the fair value of the warrants based on a Black-Scholes pricing model using the following assumptions: 1) volatility of 254.43%; 2) risk free rate of 1.76%; 3) dividend yield of 0% and 4) expected term of 5 years. The following table summarizes the stock warrant activity for the years ended September 30, 2022 and 2021:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2020	—	$—
Granted	29,970,000	0.03
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2021	29,970,000	$0.03
Granted	41,415,152	0.01
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2022	71,385,152	$0.02

As of September 30, 2022, the outstanding warrants had an expected remaining life of 2.99 years and have no intrinsic value.

Common Stock Options

As discussed in Note 4, The Company awarded common stock options to Mr. Katzaroff in connection with his amended and restated employment agreement. The Company estimated the fair value of the options to be $284,840, using the following assumptions: 1) volatility of 254.43%; 2) risk free rate of 1.54%; 3) dividend yield of 0% and 4) expected term of 3.38 years. The Company recognized $186,926 of expense related to the fair value of options vesting during the year ended September 30, 2022. The Company expects to recognize an additional $97,914 of expense related to these options assuming all vest.

During the year ended September 30, 2021, the Board of Directors approved grants of 70,000,000 options to officers and medical advisory board members. The stock options have an exercise price of $0.03 per share and are exercisable through the latter of two years from the effective date or two years after certain liquidity events. The total fair value of these option grants at issuance was $4,209,179. All options vested immediately.

The following table summarizes the stock option activity for the years ended September 30, 2022 and 2021:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2020	—	$—
Granted	70,000,000	$0.003
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, September 30, 2021	70,000,000	$0.003
Granted	35,000,000	$0.01
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, September 30, 2022	105,000,000	$0.02

As of September 30, 2022, the aggregate intrinsic value of options vested and outstanding were $0. As of September 30, 2022, all outstanding options had an expected remaining life of 1.86 years.

Beneficial Conversion Feature

During the year ended September 30, 2021, the Company charged to additional paid-in capital the aggregate amount of $225,000, in connection with the beneficial conversion feature of notes payable.

Note 7. Series G Preferred Stock

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

During the year ended September 30, 2022, the Company sold an aggregate of 369,875 shares of Series G Preferred Stock for net cash proceeds of $310,000. The Company recorded a debt discount of $59,875 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $369,875. The Company amortized $54,664 of discount related to Series G Preferred Stock for the year months ended September 30, 2022. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $15,852 of interest on the Series G Preferred Stock and had an accrued interest balance of $3,983 and $1,281 as of September 30, 2022 and September 30, 2021, respectively. During the year ended September 30, 2022, the holder of the Series G converted 324,500 shares of Series G and $12,980 of dividends into 109,052,543 shares of common stock, and the Company recognized a loss of $5,939.

As of September 30, 2022 and September 30, 2021, 138,875 and 93,500 shares of the Series G Preferred Stock were issued and outstanding, respectively. The balance of the Series G Preferred stock liability was $126,294 and $86,130, respectively, net of unamortized discount of $12,581 and $30,745, respectively.

Note 8. Commitments and Contingent Liabilities

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company fir a period of five years unless mutually terminated sooner. Concurrently, the Consultant entered into a stock purchase agreement with the Company to purchase 6,000,000 shares of common stock for $25,000 cash. The purchase and issuance of the shares was to be completed by June 30, 2022 but has not yet occurred.

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

Litigation

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

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

The Company paid $52,000 in royalties during the year ended September 30, 2022 and owes $26,250 of royalties and late fees under this agreement as of September 30, 2022.

During the year ended September 30, 2021, the Company recognized share-based compensation expense of $3,204,318 related to the 58,260,334 shares issued pursuant to the first two milestones described above, based on the closing price of the Company’s common stock on the date the milestone was met.

The Company is currently in default of this agreement.

Note 10. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2022 and 2021. The Company currently has net operating loss carryforwards aggregating approximately $4,571,000 which expire beginning in 2033. The deferred tax asset related to the net operating loss carryforwards has been fully reserved.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from April 29, 2016 (date of inception) through September 30, 2022 and 2021 is the valuation allowance as follows.

	September 30, 2022	September 30, 2021
Net operating loss carryforward at statutory tax rate	$962,000	$768,000
Valuation allowance	(962,000)	(768,000)
Deferred tax benefit, net	$—	$—

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

Note 11. Subsequent Events

On October 3, 2022, the holders of the Series G Preferred Stock converted a total of 15,000 shares and dividends of $600 into 7,090,909 shares of common stock.

On October 13, 2022, the holders of the Series G Preferred Stock converted a total of 15,000 shares and dividends of $600 into 7,090,909 shares of common stock.

On October 18, 2022, the holders of the Series G Preferred Stock converted a total of 18,125 shares and dividends of $725 into 8,976,190 shares of common stock.

On November 10, 2022, the holders of the Series G Preferred Stock converted a total of 20,000 shares and dividends of $800 into 10,947,368 shares of common stock.

On November 14, 2022, the holders of the Series G Preferred Stock converted a total of 28,125 shares and dividends of $1,125 into 13,928,571 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

As of September 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2022.

The Company recognizes the following weaknesses and deficiencies of the Company as of September 30, 2022:

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
James C. Katzaroff 719 Jadwin Avenue, Richland, WA, 99352	65	Chief Executive Officer, President, Secretary, Principal Executive Officer, and Chairman of the Board

Robert Chicoski, CPA	80	Chief Financial officer, Treasurer, Principal Financial Officer

William Farley	67	Director

Steven Penderghast		Director

James C. Katzaroff. From 2007 through 2016 was Chief Executive Officer and controlling shareholder is the founder of Advanced Medical Isotope Corp. (now Vivos, Inc) a late stage radiation oncology focused medical device company engaged in the development of yttrium-90 based brachytherapy devices for the treatment of unresectable tumors. Effective May 2020, Mr. Katzaroff became the Chief Executive officer and controlling shareholder of Poverty Dignified, Inc. (OTC PVDG).

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

William Farley has over 35 years’ experience in the Business Development, Sales and leading efforts in drug discovery, development and partnering.  Mr. Farley holds a senior leadership position at Sorrento Therapeutics. He began his career at Johnson and Johnson and has held positions at Pfizer and HitGen Ltd., at WuXi Apptec creating, building and leading global BD teams, VP of BD at ChemDiv where he leads numerous efforts to create new therapeutic companies in CNS, Oncology and Anti infectives. Mr. Farley serves on the BOD of GlobeStar and Xortex. Bill serves  as a consultant to various executive management teams as well as advising several BODs on commercialization of assets. Mr. Farley has spoken at numerous conferences and is published in variety of journals, received his Bachelor of Science degree in Chemistry from State University of New York , Oswego and has taken graduate courses at Rutgers and UC Irvine.

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

Our directors are not “auditZ:\XBRL JOB\2023\2023\Q1\01 January\Edgarbiz\iXBRL__GlobeStar Therapeutics Corporation_09_30_2022_10K\Out Bound\V2\ixbrl committee financial experts” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Our Board of Directors is comprised of Ms. Blankenship who is involved in our day-to-day operations. On February 23, 2018, the Company was notified that Robert W. Fryer tendered his resignation as an independent director. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early-stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Prior to her separation from the Company in March 2021, Ms. Blankenship was paid $5,000 per month for her services to the company. The Company’s CEO is paid $15,000 per month, and the Company’s CFO is paid $7,000 per month. No amounts were paid in cash during the years ended September 30, 2021 and 2022.

The table below summarizes all compensation awards paid or accrued to our named executive officer for all service rendered in all capacities to us for the fiscal periods ended September 30, 2021 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
James C. Katzaroff	2022	$177,933	(a)	—	$—	(b)	$284,840	—	—	—	$462,773
	2021	$105,000	(a)	—	$—	(b)	$1,864,391	—	—	—	$1,969,391

Robert R. Chicoski	2022	$84,000		—	$—		$—	—	—	—	$84,000
	2021	$31,500		—	$—	(b)	$310,732	—	—	—	$417,232

Alex Blankenship	2022	$—	(a)	—	$—		—	—	—	—	$—
CEO	2021	$30,000	(a)	—	$102,700	(b)	—	—	—	—	$132,700

(a)	Includes amount accrued during the year;

(b)	Includes 35,000,000 options issued to Mr. Katzaroff pursuant to amended employment agreement. Includes 5,000,000 shares issued Robert Chicoski as a finder’s fee related to the Company’s license agreement. Includes 5,000,000 shares of common stock with a fair value of $12,000 awarded to Ms. Blankenship on August 14, 2020. Ms. Blankenship paid $500 in cash to the Company for these shares. For 2021, includes 2,600,000 shares issued with a fair value of $102,700 as additional compensation upon separation.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2022

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
James C. Katzaroff	30,000,000	—	—	$0.03	May 12, 2023	—	—	—	—
James C. Katzaroff	35,000,000	—	—	$0.009	February 7, 2027	—	—	—	—
Robert Chicoski	5,000,000	—	—	$0.03	May 12, 2023	—	—	—	—

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

The following table sets forth certain information as of January 3, 2023, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned

Robert Chicoski	9,000,000		1.2%

James C. Katzaroff	10,000,000	(1)	1.3%

2021 Pharma Associates LLC (7 to Stand)	58,260,334		7.6%

All directors and executive officers as a group (1) person.	19,000,000		2.5%

(1) Does not include shares of common stock underlying 1,000,000 shares of the Company’s Series E Preferred Stock owned by Mr. Katzaroff. The Series E Preferred Stock carries two votes for each outstanding share of the Company’s common stock and, as a result, has 2/3 voting control over any shareholder votes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, M&K CPAs PLLC, for the years ended September 30, 2022 and 2021:

	2022	2021
Audit Fees	$23,500	$18,500

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$23,500	$18,500

Notes to the Accountants Fees Table:

(1)	Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

GlobeStar Therapeutics Corporation

Date: January 9, 2022	BY: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer, and Director

Date: January 9, 2022	BY: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial And Accounting Officer