Form 10-Q
period 2022-12-31
GlobeStar Therapeutics Corp
filed 2023-02-13
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 9, 2023, 770,360,616 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to GlobeStar Therapeutics Corporation, a Wyoming corporation and its subsidiaries unless the context specifically indicates otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,723	$6,365
Prepaid expenses	2,500	3,550
Total current assets	10,223	9,915

TOTAL ASSETS	$10,223	$9,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$417,001	$380,735
Accounts payable to related party	440,106	379,126
Related party advances	12,900	12,400
Advances payable	59,650	59,650
Current portion of convertible notes payable	20,000	20,000
Series G Preferred Stock Liability, net of discount of $10,863 and $12,581, respectively	74,387	126,294
Accrued interest payable	223,745	226,270
Total current liabilities	1,247,789	1,204,475

TOTAL LIABILITIES	1,247,789	1,204,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 770,360,616 and 722,326,669 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	770,359	722,325
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	—	—
Series B Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	—	—
Series C Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	—	—
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 128,991 and 128,991 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	129	129
Additional paid-in capital	16,651,121	16,581,252
Stock payable, consisting of 3,030,304 and 1,515,152 shares to be issued at December 31, 2022 and September 30, 2022, respectively	10,000	5,000
Accumulated deficit	(18,670,685)	(18,504,776)

TOTAL STOCKHOLDERS’ DEFICIT	(1,237,566)	(1,194,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,223	$9,915

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2022	2021

OPERATING EXPENSES
General and administrative expenses	$155,241	$166,294
Total operating expenses	155,241	166,294

LOSS FROM OPERATIONS	(155,241)	(166,294)

OTHER EXPENSE
Loss on settlement of liabilities	—	(146,460)
Interest expense	(10,668)	(20,087)
Total other expense	(10,668)	(166,547)

Net loss	$(165,909)	$(332,841)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	755,602,522	573,434,634

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

											Original
			Series A		Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2021	561,495,726	$561,494	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$15,228,254	$499,500	$(17,016,966)	$(725,821)

Conversion of Series F Preferred Stock to common	12,899,100	12,899	—	—	—	—	—	—	(128,991)	(129)	(12,770)	—	—	—
Common stock issued for stock payable	19,980,000	19,980	—	—	—	—	—	—	—	—	479,520	(499,500)	—	—
Common stock issued for settlement of liability	6,000,000	6,000	—	—	—	—	—	—	—	—	155,460	—	—	161,460
Net loss for the three months ended December 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(332,841)	(332,841)
Balance, December 31, 2021	600,374,826	$600,376	—	$—	509,988	$510	1,000,000	$1,000	257,984	$258	$15,850,464	$—	$(17,349,807)	$(897,202)

Balance, September 30, 2022	722,326,669	$722,325	—	$—	509,988	$510	1,000,000	$1,000	128,991	$129	$16,581,252	$5,000	$(18,504,776)	$(1,194,560)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	—	—	5,000	—	5,000
Conversion of Series G Preferred Stock to common stock	48,0333,947	48,034	—	—	—	—	—	—	—	—	52,066	—	—	100,100
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	—	—	17,803	—	—	17,803
Net loss for the three months ended December 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(165,909)	(165,909)
Balance, December 31, 2022	770,360,616	$770,359	—	$—	509,988	$510	1,000,000	$1,000	128,991	$129	$16,651,121	$10,000	$(18,670,685)	$(1,237,566)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(165,909)	$(332,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation, related parties	17,803	—
Amortization of discount on convertible note payable	9,343	15,753
Loss on settlement of liabilities	—	146,460
Changes in operating assets and liabilities
Prepaid expenses	1,050	(3,750)
Accounts payable and accrued liabilities	36,266	(1,491)
Accounts payable and accrued liabilities to related party	60,980	42,000
Accrued interest payable	1,325	4,334
NET CASH USED IN OPERATING ACTIVITIES	(39,142)	(129,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series G Preferred Stock	35,000	145,000
Proceeds from related party advances	500	—
Proceeds from common stock subscribed	5,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,500	145,000

NET INCREASE IN CASH	1,358	15,465

Cash at beginning of period	6,365	5,960

Cash at end of period	$7,723	$21,425

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series F preferred stock	$—	$12,889
Conversion of Series G preferred stock and accrued dividends	$96,250	$—
Common stock issued for stock payable	$—	$499,500
Common stock issued for settlement of liabilities	$—	$15,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2022, the Company had a net loss of $165,909 and cash flow used in operating activities of $39,142. As of December 31, 2022, the Company had negative working capital of $1,237,566. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2022 which are included on our Form 10-K filed on January 9, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2023.

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

Note 3. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$20,000	$20,000

Total current convertible notes payable, net of discount	$20,000	$20,000

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

As of December 31, 2022 and September 30, 2022, accrued interest on convertible notes payable was $222,287.

Advances

As of December 31, 2022 and September 30, 2022, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 4. Related Party Transactions

As of December 31, 2022 and 2022, the Company owed $440,106 and $379,126 to officers of the Company for compensation which are recorded as accounts payable related party. Additionally, the Company received short term, unsecured, non-interest bearing advances from the Company’s CEO totaling $500. As of December 31, 2022, the Company owed $12,900 on these related party advances.

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

The Company awarded Mr. Katzaroff a total of 35,000,000 common stock options with an exercise price of $0.009 per share, an exercise term of five years. The options vest 50% immediately, and the remainder on monthly basis over two years. Mr. Katzaroff is also entitled to additional options in the event of the Company issuing equity or equity equivalents in the future, with him receiving an equal amount of options as those instruments that are issued. The exercise price of these additional options will be 110% of the price per equity equivalent. The total fair value of these option grants at issuance was $284,840. During the three months ended December 31, 2022, the Company recognized $17,803 of stock-based compensation, related to outstanding stock options. At December 31, 2022, the Company had $80,111 of unrecognized expense related to options.

Additionally, Mr. Katzaroff will earn a fee related to any strategic transaction, as defined in the agreement, including but not limited to acquisitions, divestitures, partnerships or joint ventures, of at least 2% for any transactions not introduced by Mr. Katzaroff, or 4% for any introduced by Mr. Katzroff of up to $20,000,000, and an additional 0.75% - 3.5% for amounts above that threshold. As of December 31, 2022, no amounts have been earned or paid.

Mr. Katzroff will also receive an activity fee of 3% of gross revenues related to activities including securing a variety of vendor, sales or advertising relationships, or any new revenue generating activity. If such activity is a cost saving initiative instead of revenue generating, Mr. Katzaroff will receive 10% of the cost savings. As of December 31, 2022, no amounts have been earned or paid.

Note 5. Stockholders’ Deficit

Preferred Stock

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At December 31, 2022 and September 30, 2022, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At December 31, 2022 and September 30, 2022, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of December 31, 2022 and September 30, 2022.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At December 31, 2022 and September 30, 2022, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At December 31, 2022 and September 30, 2022, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. At September 30, 2021, 386,975 shares of the Series F Preferred Stock were issued and outstanding. During the year ended September 30, 2022, 257,984 shares of Series F Preferred Stock was converted into 25,798,400 shares of common stock. At December 31, 2022 and September 30, 2022, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

Common stock issued for stock payable

In September 2022, the Company received $5,000 of cash as a subscription for 1,515,152 shares of common stock and an equal number of warrants to purchase common stock at an exercise price of $0.01 for one year. In December 2022, the Company received $5,000 of cash as a subscription for an additional 1,515,152 shares of common stock and an equal number of warrants to purchase common stock at an exercise price of $0.01 for one year. The common shares were not yet issued as of December 31, 2022.

Common Stock Warrants

The following table summarizes the stock warrant activity for the three months ended December 31, 2022:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2022	71,385,152	$0.02
Granted	1,515,152	0.01
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2022	72,900,304	$0.02

As of December 31, 2022, the outstanding warrants had an expected remaining life of 2.70 years and have an aggregate intrinsic value of $177,700.

Common Stock Options

The Company recognized $17,803 of expense related to the fair value of options vesting during the three months ended December 31, 2022. At December 31, 2022, the Company had $80,111 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the three months ended December 31, 2022:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2022	105,000,000	$0.02
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, December 31, 2022	105,000,000	$0.02

As of December 31, 2022, all outstanding options had an expected remaining life of 1.60 years and have an aggregate intrinsic value of $150,500.

Note 6. Series G Preferred Stock

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

During the three months ended December 31, 2022, the Company sold an aggregate of 42,625 shares of Series G Preferred Stock for net cash proceeds of $35,000. The Company recorded a debt discount of $7,625 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $42,625. The Company amortized $9,343 of discount related to Series G Preferred Stock for the three months ended December 31, 2022. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $1,325 of interest on the Series G Preferred Stock and had an accrued interest balance of $1,458 and $3,983 as of December 31, 2022 and September 30, 2022, respectively. During the three months ended December 31, 2022, the holder of the Series G converted 96,250 shares of Series G and $3,850 of dividends into 48,033,947 shares of common stock. The conversions were in accordance with the terms of the agreement and no gain or loss was recognized.

As of December 31, 2022 and September 30, 2022, 85,250 and 138,875 shares of the Series G Preferred Stock were issued and outstanding, respectively. The balance of the Series G Preferred stock liability was $74,387 and $126,294, respectively, net of unamortized discount of $10,863 and $12,581, respectively.

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

The Company paid no royalties and accrued $10,450 of royalties and late fees during the three months ended December 31, 2022. The Company owes $36,700 of royalties and late fees under this agreement as of December 31, 2022 and $26,250 as of September 30, 2022.

The Company is currently in default of this agreement.

Note 8. Commitments

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

The Consultant may also receive a bonus in each calendar year of the agreement equal to the larger of any bonus awarded by the Board of Directors to the Consultant or 50% of the largest bonus payable by the Company to anyone other than the Consultant. If the agreement is terminated with one year of a change of control of the Company, the Consultant will be entitled to receive a payment equal to 2.99 times the larger of the total compensation paid to the Consultant over the prior 12 month period or the average compensation paid or payable to the Consultant over the prior three years. As of December 31, 2022 and September 30, 2022, the Company owed the consultant $137,500 and $100,000, respectively, included in accounts payable and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Revenue. We had no revenue for the three months ended December 31, 2022 and 2021.

Cost of goods sold. We had no cost of goods sold for the three months ended December 31, 2022 and 2021.

General and administrative expense. We recognized general and administrative expense of $155,241 for the three months ended December 31, 2022 compared to $166,294 for the comparable period of 2021. The decrease in general and administrative expense was related decreases in professional expenses along with advertising and marketing, which were offset with an increase in stock-based compensation in the three months ended December 31, 2022 related to options issued to an officer and increased consulting expense in the current period.

Loss on settlement of liabilities. We recognized $0 and $146,460 loss on the settlement of liabilities during the three months ended December 31, 2022 and 2021. The loss was related to the severance agreement with Alex Blankenship, our former CEO.

Interest expense. We recognized interest expense of $10,668 for the three months ended December 31, 2022 compared to $20,087 for the comparable period of 2021, including amortization of the discount on Series G Preferred Stock liability of $9,343 and $15,753 during the three months ended December 31, 2022 and 2021, respectively.

Net loss. For the reasons above, we recognized a net loss of $165,909 for the three months ended December 31, 2022 compared to $332,841 for the three months ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2022, we had cash on hand of $7,723. The Company has negative working capital of $1,237,566. Net cash used in operating activities for the three months ended December 31, 2022 was $39,142. Cash on hand is not adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2022.

During the three months ended December 31, 2022, the net loss of $165,909 was offset by the following non-cash operating expenses: stock compensation, related parties of $17,803, amortization of discount of $9,343 resulting in cash flows used in operating activities of $39,142. The Company had cash flows from financing activities of $40,500, primarily due to $35,000 from the proceeds of sale of Series G Preferred Stock, $5,000 in proceeds from the common stock subscribed and $500 of related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of December 31, 2022, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended December 31, 2022 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

October 4, 2022	Common Stock	7,090,909	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0022
October 13, 2022	Common Stock	7,090,909	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0022
October 18, 2022	Common Stock	8,976,190	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0021
November 10, 2022	Common Stock	10,947,368	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0019
November 14, 2022	Common Stock	13,928,571	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0021

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

GlobeStar Therapeutics Corporation

Date: February 13, 2023	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: February 13, 2023	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial and Accounting Officer