Form 10-Q
period 2023-03-31
GlobeStar Therapeutics Corp
filed 2023-05-31
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 25, 2023, 787,688,270 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$176	$6,365
Prepaid expenses	—	3,550
Total current assets	176	9,915

TOTAL ASSETS	$176	$9,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$450,135	$380,735
Accounts payable to related party	467,981	379,126
Related party advances	13,100	12,400
Advances payable	59,650	59,650
Current portion of convertible notes payable	—	20,000
Series G Preferred Stock Liability, net of discount of $13,097 and $12,581, respectively	76,003	126,294
Accrued interest payable	223,977	226,270
Total current liabilities	1,290,846	1,204,475

TOTAL LIABILITIES	1,290,846	1,204,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 780,427,183 and 722,326,669 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	780,425	722,325
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	—	—
Series B Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	—	—
Series C Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	—	—
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 128,991 and 128,991 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	129	129
Additional paid-in capital	16,723,188	16,581,252
Stock payable, consisting of 10,530,304 and 1,515,152 shares to be issued at March 31, 2023 and September 30, 2022, respectively	25,000	5,000
Accumulated deficit	(18,820,922)	(18,504,776)

TOTAL STOCKHOLDERS’ DEFICIT	(1,290,670)	(1,194,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$176	$9,915

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

REVENUE	$—	$—	$—	$—
Cost of goods sold	—	—	—	—

Gross margin	—	—	—	—

OPERATING EXPENSES
General and administrative expenses	142,059	662,310	297,300	828,604
Total operating expenses	142,059	662,310	297,300	828,604

LOSS FROM OPERATIONS	(142,059)	(662,310)	(297,300)	(828,604)

OTHER INCOME (EXPENSE)
Loss on settlement of liabilities	—	—	—	(146,460)
Interest expense	(8,178)	(26,248)	(18,846)	(46,335)
Total other income (expense)	(8,178)	(26,248)	(18,846)	(192,795)

Net loss	$(150,237)	$(688,558)	$(316,146)	$(1,021,399)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	773,432,215	600,796,122	764,419,403	586,965,040

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

											Original
			Series A		Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2021	561,495,726	$561,494	—	$—	509,988	$510	1,000,000	$1,000	386,975	$387	$15,228,254	$499,500	$(17,016,966)	$(725,821)

Conversion of Series F Preferred Stock to common	12,899,100	12,899	—	—	—	—	—	—	(128,991)	(129)	(12,770)	—	—	—
Common stock issued for stock payable	19,980,000	19,980	—	—	—	—	—	—	—	—	479,520	(499,500)	—	—
Common stock issued for settlement of liability	6,000,000	6,000	—	—	—	—	—	—	—	—	155,460	—	—	161,460
Net loss for the three months ended December 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(332,841)	(332,841)
Balance, December 31, 2021	600,374,826	$600,373	—	$—	509,988	$510	1,000,000	$1,000	257,984	$258	$15,850,464	$—	$(17,349,807)	$(897,202)

Conversion of Series G Preferred Stock to common stock	5,416,667	5,417	—	—	—	—	—	—	—	—	20,583	—	—	26,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	322,266	—	—	322,266
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	—	—	154,095	—	—	154,095
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(688,558)	(688,558)
Balance, March 31, 2022	605,791,493	$605,790	—	$—	509,988	$510	1,000,000	$1,000	257,984	$258	$16,347,408	$—	$(18,038,365)	$(1,083,399)

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

											Original
			Series A		Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2022	722,326,669	$722,325	—	$—	509,988	$510	1,000,000	$1,000	128,991	$129	$16,581,252	$5,000	$(18,504,776)	$(1,194,560)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	—	—	5,000	—	5,000
Conversion of Series G Preferred Stock to common stock	48,033,947	48,034	—	—	—	—	—	—	—	—	52,066	—	—	100,100
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	—	—	17,803	—	—	17,803
Net loss for the three months ended December 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(165,909)	(165,909)
Balance, December 31, 2022	770,360,616	$770,359	—	$—	509,988	$510	1,000,000	$1,000	128,991	$129	$16,651,121	$10,000	$(18,670,685)	$(1,237,566)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	—	—	15,000	—	15,000
Common stock issued for conversion of debt	2,000,000	2,000	—	—	—	—	—	—	—	—	18,000	—	—	20,000
Conversion of Series G Preferred Stock to common stock	8,066,567	8,066	—	—	—	—	—	—	—	—	36,264	—	—	44,330
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	—	—	17,803	—	—	17,803
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	—	—	—	(150,237)	(150,237)
Balance, March 31, 2023	780,427,183	$780,425	—	$—	509,988	$510	1,000,000	$1,000	128,991	$129	$16,723,188	$25,000	$(18,820,922)	$(1,290,670)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(316,146)	$(1,021,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	—	322,266
Stock compensation, related parties	35,606	154,095
Amortization of discount on convertible note payable	15,584	35,417
Loss on settlement of liabilities	—	146,460
Changes in operating assets and liabilities
Prepaid expenses	3,550	—
Accounts payable and accrued liabilities	76,400	17,981
Accounts payable and accrued liabilities to related party	88,855	93,878
Accrued interest payable	3,262	10,918
NET CASH USED IN OPERATING ACTIVITIES	(92,889)	(240,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series G Preferred Stock	73,000	235,000
Proceeds from related party advances	700	—
Proceeds from common stock subscribed	13,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	86,700	235,000

NET CHANGE IN CASH	(6,189)	(5,384)

Cash at beginning of period	6,365	5,960

Cash at end of period	$176	$576

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series F preferred stock	$—	$12,889
Conversion of Series G preferred stock and accrued interest	$144,430	$25,000
Common stock issued for stock payable	$—	$499,500
Common stock issued for the conversion of debt	$20,000	$—
Common stock issued for settlement of liabilities	$—	$15,000
Expenses paid on the Company's behalf for subscription agreement	$7,000	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2023, the Company had a net loss of $316,146 and cash flow used in operating activities of $92,889. As of March 31, 2023, the Company had negative working capital of $1,290,670. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2022 which are included on our Form 10-K filed on January 9, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2023.

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

Note 3. Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$—	$20,000

Total current convertible notes payable, net of discount	$—	$20,000

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

As of March 31, 2023 and September 30, 2022, accrued interest on convertible notes payable was $222,287.

Conversions to Common Stock

During the six months ended March 31, 2023, the holders of the convertible notes payable elected to convert principal of $20,000 into 2,000,000 shares of common stock. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized.

Advances

As of March 31, 2023 and September 30, 2022, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 4. Related Party Transactions

As of March 31, 2023 and September 30, 2022, the Company owed $467,981 and $379,126 to officers of the Company for compensation which are recorded as accounts payable related party. Additionally, the Company received short term, unsecured, non-interest bearing advances from the Company’s CEO totaling $700. As of March 31, 2023, the Company owed $13,100 on these related party advances.

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

The Company awarded Mr. Katzaroff a total of 35,000,000 common stock options with an exercise price of $0.009 per share, an exercise term of five years. The options vest 50% immediately, and the remainder on monthly basis over two years. Mr. Katzaroff is also entitled to additional options in the event of the Company issuing equity or equity equivalents in the future, with him receiving an equal amount of options as those instruments that are issued. The exercise price of these additional options will be 110% of the price per equity equivalent. The total fair value of these option grants at issuance was $284,840. During the six months ended March 31, 2023 and 2022, the Company recognized $35,606 and $154,095 of stock-based compensation, related to outstanding stock options under this agreement, respectively. At March 31, 2023, the Company had $62,308 of unrecognized expense related to options.

Additionally, Mr. Katzaroff will earn a fee related to any strategic transaction, as defined in the agreement, including but not limited to acquisitions, divestitures, partnerships or joint ventures, of at least 2% for any transactions not introduced by Mr. Katzaroff, or 4% for any introduced by Mr. Katzaroff of up to $20,000,000, and an additional 0.75% - 3.5% for amounts above that threshold. As of March 31, 2023, no amounts have been earned or paid.

Mr. Katzaroff will also receive an activity fee of 3% of gross revenues related to activities including securing a variety of vendor, sales or advertising relationships, or any new revenue generating activity. If such activity is a cost saving initiative instead of revenue generating, Mr. Katzaroff will receive 10% of the cost savings. As of March 31, 2023, no amounts have been earned or paid.

Note 5. Stockholders’ Deficit

Preferred Stock

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At March 31, 2023 and September 30, 2022, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At March 31, 2023 and September 30, 2022, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of March 31, 2023 and September 30, 2022.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At March 31, 2023 and September 30, 2022, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At March 31, 2023 and September 30, 2022, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. At September 30, 2021, 386,975 shares of the Series F Preferred Stock were issued and outstanding. During the year ended September 30, 2022, 257,984 shares of Series F Preferred Stock was converted into 25,798,400 shares of common stock. At March 31, 2023 and September 30, 2022, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

Common stock issued for stock payable

In September 2022, the Company received $5,000 of cash as a subscription for 1,515,152 shares of common stock and an equal number of warrants to purchase common stock at an exercise price of $0.01 for one year. In December 2022, the Company received $5,000 of cash as a subscription for an additional 1,515,152 shares of common stock and an equal number of warrants to purchase common stock at an exercise price of $0.01 for one year. The warrants had a fair value of $4,067 based on a Black-Scholes pricing model using the following assumptions: 1) volatility of 176.37%; 2) risk free rate of 4.74%; 3) dividend yield of 0% and 4) expected term of 1 year. In February 2023, the Company received $8,000 of cash and $7,000 of expenses paid on the Company’s behalf as a subscription for 7,500,000 shares of common stock. The common shares were not yet issued as of March 31, 2023.

Common Stock Warrants

The following table summarizes the stock warrant activity for the six months ended March 31, 2023:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2022	71,385,152	$0.02
Granted	1,515,152	0.01
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2023	72,900,304	$0.02

As of March 31, 2023, the outstanding warrants had an expected remaining life of 2.45 years and have no aggregate intrinsic value.

Common Stock Options

The Company recognized $35,606 of expense related to the fair value of options vesting during the six months ended March 31, 2023. At March 31, 2023, the Company had $62,308 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the six months ended March 31, 2023:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2022	105,000,000	$0.02
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, March 31, 2023	105,000,000	$0.02

As of March 31, 2023, all outstanding options had an expected remaining life of 1.36 years and have no aggregate intrinsic value.

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

During the six months ended March 31, 2023, the Company sold an aggregate of 89,100 shares of Series G Preferred Stock for net cash proceeds of $73,000. The Company recorded a debt discount of $16,100 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $89,100. The Company amortized $15,584 of discount related to Series G Preferred Stock for the six months ended March 31, 2023. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $3,262 of interest on the Series G Preferred Stock and had an accrued interest balance of $1,690 and $3,983 as of March 31, 2023 and September 30, 2022, respectively. During the six months ended March 31, 2023, the holder of the Series G converted 138,875 shares of Series G and $5,555 of dividends into 56,100,514 shares of common stock. The conversions were in accordance with the terms of the agreement and no gain or loss was recognized.

As of March 31, 2023 and September 30, 2022, 89,100 and 138,875 shares of the Series G Preferred Stock were issued and outstanding, respectively. The balance of the Series G Preferred stock liability was $76,003 and $126,294, respectively, net of unamortized discount of $13,097 and $12,581, respectively.

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

The Company paid no royalties and accrued $23,852 of royalties and late fees during the six months ended March 31, 2023. The Company owes $50,102 of royalties and late fees under this agreement as of March 31, 2023 and $26,250 as of September 30, 2022.

The Company is currently in default of this agreement.

Note 8. Commitments

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company for a period of five years unless mutually terminated sooner. Concurrently, the Consultant entered into a stock purchase agreement with the Company to purchase 6,000,000 shares of common stock for $25,000 cash. The purchase and issuance of the shares was to be completed by June 30, 2022 but has not yet occurred.

The Consultant will be paid a signing bonus of $25,000 upon receipt by the Company of the $25,000 cash under the stock purchase agreement described above. The Consultant will also receive the larger of $12,500 per month, or 50% of the CEO’s fixed cash compensation under the amended employment agreement described in Note 4. The Consultant may elect to receive this payment in stock.

The Consultant may also receive a bonus in each calendar year of the agreement equal to the larger of any bonus awarded by the Board of Directors to the Consultant or 50% of the largest bonus payable by the Company to anyone other than the Consultant. If the agreement is terminated with one year of a change of control of the Company, the Consultant will be entitled to receive a payment equal to 2.99 times the larger of the total compensation paid to the Consultant over the prior 12 month period or the average compensation paid or payable to the Consultant over the prior three years. As of March 31, 2023 and September 30, 2022, the Company owed the consultant $162,500 and $100,000, respectively, included in accounts payable and accrued liabilities.

Note 9. Subsequent Events

On April 25, 2023, the Company issued 7,261,087 shares of common stock to 7 to Stand to settle the outstanding royalty balance of $50,102 under the License Agreement.

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “May 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the May 2023 Securities Purchase Agreement, the Company agreed to issue a convertible promissory note (the “May 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $21,300. Effective May 10, 2023, the Company issued the May 2023 Note to 1800 Diagonal consistent with the terms of the May 2023 Securities Purchase Agreement. The May 2023 Note bears interest at 12%, with an Original Issue Discount of $1,050 and matures on May 10, 2024. Pursuant to the terms of the May 2023 Note, the outstanding principal and accrued interest on the note shall be convertible into shares of the Company’s common stock as set forth therein.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue. We had no revenue for the three months ended March 31, 2023 and 2022.

Cost of goods sold. We had no cost of goods sold for the three months ended March 31, 2023 and 2022.

General and administrative expense. We recognized general and administrative expense of $142,059 for the three months ended March 31, 2023 compared to $662,310 for the comparable period of 2022. The decrease in general and administrative expense was primarily related decreases in in stock-based compensation in the three months ended March 31, 2023 related to options issued to an officer and warrants issued to a consultant.

Interest expense. We recognized interest expense of $8,178 for the three months ended March 31, 2023 compared to $26,248 for the comparable period of 2022, including amortization of the discount on Series G Preferred Stock liability of $6,241 and $19,664 during the three months ended March 31, 2023 and 2022, respectively.

Net loss. For the reasons above, we recognized a net loss of $150,237 for the three months ended March 31, 2023 compared to $688,558 for the three months ended March 31, 2022.

Six Months Ended March 31, 2023 Compared to the Six Months Ended March 31, 2022

Revenue.  We had no revenue for the six months ended March 31, 2023 and 2022.

Cost of goods sold. We had no cost of goods sold for the six months ended March 31, 2023 and 2022.

General and administrative expense.  We recognized general and administrative expense of $297,300 for the six months ended March 31, 2023 compared to $828,604 for the comparable period of 2022. The decrease in general and administrative expense was primarily related to stock-based compensation of $154,095 related to the options issued to the CEO in 2022, $322,266 related to warrants issued to a consultant, decrease in legal fees of $69,620 and a decrease in royalty expense of $32,399.

Loss on settlement of liabilities.  We recognized $0 and $146,460 loss on the settlement of liabilities during the six months ended March 31, 2023 and 2022. In 2022, the loss was related the issuance of 6,000,0000 shares of common stock and 900,000 warrants for the settlement of liabilities.

Interest expense.  We recognized interest expense of $18,846 for the six months ended March 31, 2023 compared to $46,335 for the comparable period of 2023. The decrease was due primarily to the amortization of the discount on convertible notes payable during the current period in the amount of $15,584 compared to $35,417 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $316,146 for the six months ended March 31, 2023 compared to $1,021,399 for the six months ended March 31, 2022.

Liquidity and Capital Resources

At March 31, 2023, we had cash on hand of $176. The Company has negative working capital of $1,290,670. Net cash used in operating activities for the six months ended March 31, 2023 was $92,889. Cash on hand is not adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2023.

During the six months ended March 31, 2023 the net loss of $316,146 was offset by the following non-cash operating expenses: stock compensation, related parties of $35,606, amortization of discount of $15,584 resulting in cash flows used in operating activities of $92,889. The Company had cash flows from financing activities of $86,700, primarily due to $73,000 from the proceeds of sale of Series G Preferred Stock, $13,000 in proceeds from the common stock subscribed and $700 of related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of March 31, 2023, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of March 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended March 31, 2023 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

October 4, 2022	Common Stock	7,090,909	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0022
October 13, 2022	Common Stock	7,090,909	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0022
October 18, 2022	Common Stock	8,976,190	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0021
November 10, 2022	Common Stock	10,947,368	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0019
November 14, 2022	Common Stock	13,928,571	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0021
February 23, 2023	Common Stock	4,078,431	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0051
February 27, 2023	Common Stock	3,988,136	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0059

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

GlobeStar Therapeutics Corporation

Date: May 30, 2023	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: May 30, 2023	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Principal Financial and Accounting Officer