Form 10-Q
period 2023-06-30
GlobeStar Therapeutics Corp
filed 2023-08-17
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2023, 934,888,558 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$6,365
Prepaid expenses	—	3,550
Total current assets	—	9,915
TOTAL ASSETS	$—	$9,915

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$488,098	$380,735
Accounts payable to related party	443,165	379,126
Related party advances	5,600	12,400
Advances payable	59,650	59,650
Current portion of convertible notes payable, net of discount of $5,422 and $0, respectively	15,878	20,000
Series G Preferred Stock Liability, net of discount of $9,083 and $12,581, respectively	40,693	126,294
Accrued interest payable	224,049	226,270
Total current liabilities	1,277,133	1,204,475
TOTAL LIABILITIES	1,277,133	1,204,475

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 872,269,343 and 722,326,669 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	872,268	722,325
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	—	—
Series D Preferred Stock, $0.001 par value; 509,988 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	510	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 128,991 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	129	129
Additional paid-in capital	17,919,911	16,581,252
Stock payable, consisting of 9,620,415 and 1,515,152 shares to be issued at June 30, 2023 and September 30, 2022, respectively	32,500	5,000
Accumulated deficit	(20,103,451)	(18,504,776)

TOTAL STOCKHOLDERS' DEFICIT	(1,277,133)	(1,194,560)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$9,915

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUE	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit (loss)	—	—	—	—

OPERATING EXPENSES
General and administrative expenses	1,279,283	136,618	1,576,583	965,222
Total operating expenses	1,279,283	136,618	1,576,583	965,222

LOSS FROM OPERATIONS	(1,279,283)	(136,618)	(1,576,583)	(965,222)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of liabilities, related party	6,724	—	6,724	(146,460)
Loss on conversion of preferred stock liability	—	(10,821)	—	(10,821)
Interest expense	(9,970)	(10,664)	(28,816)	(56,999)
Total other expense	(3,246)	(21,485)	(22,092)	(214,280)

Net Loss	$(1,282,529)	$(158,103)	$(1,598,675)	$(1,179,502)

Net loss per share available to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	843,524,583	637,492,475	790,556,670	603,807,518

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2021	561,495,726	$561,494	509,988	$510	1,000,000	$1,000	386,975	$387	$15,228,254	$499,500	$(17,016,966)	$(725,821)

Conversion of Series F Preferred Stock to common	12,899,100	12,899	—	—	—	—	(128,991)	(129)	(12,770)	—	—	—
Common stock issued for stock payable	19,980,000	19,980	—	—	—	—	—	—	479,520	(499,500)	—	—
Common stock issued for settlement of liability	6,000,000	6,000	—	—	—	—	—	—	155,460	—	—	161,460
Net loss for the three months ended December 31, 2021	—	—	—	—	—	—	—	—	—	—	(332,841)	(332,841)
Balance, December 31, 2021	600,374,826	$600,373	509,988	$510	1,000,000	$1,000	257,984	$258	$15,850,464	$—	$(17,349,807)	$(897,202)
												—
Conversion of Series G Preferred Stock to common	5,416,667	5,417	—	—	—	—	—	—	20,583	—	—	26,000
Stock-based compensation	—	—	—	—	—	—	—	—	322,266	—	—	322,266
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	154,095	—	—	154,095
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	(688,558)	(688,558)
Balance, March 31, 2022	605,791,493	$605,790	509,988	$510	1,000,000	$1,000	257,984	$258	$16,347,408	$—	$(18,038,365)	$(1,083,399)

Conversion of Series G Preferred Stock to common	78,575,812	78,576	—	—	—	—	—	—	182,235	—	—	260,811
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	14,245	—	—	14,245
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	—	(158,103)	(158,103)
Balance, June 30, 2022	684,367,305	$684,366	509,988	$510	1,000,000	$1,000	257,984	$258	$16,543,888	$—	$(18,196,468)	$(966,446)

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2022	722,326,669	$722,325	509,988	$510	1,000,000	$1,000	128,991	$129	$16,581,252	$5,000	$(18,504,776)	$(1,194,560)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	5,000	—	5,000
Conversion of Series G Preferred Stock to common	48,033,947	48,034	—	—	—	—	—	—	52,066	—	—	100,100
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	17,803	—	—	17,803
Net loss for the three months ended December 31, 2022	—	—	—	—	—	—	—	—	—	—	(165,909)	(165,909)
Balance, December 31, 2022	770,360,616	$770,359	509,988	$510	1,000,000	$1,000	128,991	$129	$16,651,121	$10,000	$(18,670,685)	$(1,237,566)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	15,000	—	15,000
Conversion of Series G Preferred Stock to common	8,066,567	8,066	—	—	—	—	—	—	36,264	—	—	44,330
Common stock issued for the conversion of debt	2,000,000	2,000	—	—	—	—	—	—	18,000	—	—	20,000
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	17,803	—	—	17,803
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	—	(150,237)	(150,237)
Balance, March 31, 2023	780,427,183	$780,425	509,988	$510	1,000,000	$1,000	128,991	$129	$16,723,188	$25,000	$(18,820,922)	$(1,290,670)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	32,500	—	32,500
Conversion of Series G Preferred Stock to common	16,714,815	16,715	—	—	—	—	—	—	27,615	—	—	44,330
Common stock issued for stock payable	10,443,723	10,444	—	—	—	—	—	—	14,556	(25,000)	—	—
Common stock issued for settlement of liability	14,683,622	14,684	—	—	—	—	—	—	78,694	—	—	93,378
Stock-based compensation	50,000,000	50,000	—	—	—	—	—	—	361,761	—	—	411,761
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	714,097	—	—	714,097
Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	—	(1,282,529)	(1,282,529)
Balance, June 30, 2023	872,269,343	$872,268	509,988	$510	1,000,000	$1,000	128,991	$129	$17,919,911	$32,500	$(20,103,451)	$(1,277,133)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,598,675)	$(1,179,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	411,761	322,266
Stock compensation, related parties	749,703	168,340
Amortization of discount on convertible note payable	23,777	44,046
(Gain) Loss on settlement of liabilities	(6,724)	146,460
Loss on conversion of preferred stock liability	—	10,821
Changes in operating assets and liabilities
Prepaid expenses	3,550	—
Accounts payable and accrued liabilities	114,363	12,951
Accounts payable and accrued liabilities to related party	164,141	173,317
Accrued interest payable	5,039	12,953
NET CASH USED IN OPERATING ACTIVITIES	(133,065)	(288,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable, net	15,000	—
Proceeds from sale of Series G Preferred Stock	73,000	275,000
Proceeds from related party advances	3,700	23,900
Repayment of related party advances	(5,500)	(16,500)
Proceeds from common stock subscribed	40,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	126,700	282,400

NET CHANGE IN CASH	(6,365)	(5,948)

Cash at beginning of period	6,365	5,960

Cash at end of period	$—	$12

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series F preferred stock	$—	$12,889
Conversion of Series G preferred stock	$181,500	$265,375
Common stock issued for stock payable	$25,000	$499,500
Common stock issued for settlement of liabilities	$—	$15,000
Common stock issued for the conversion of debt	$20,000	$—
Expenses paid on the Company's behalf for subscription agreement	$7,000	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended June 30, 2023, the Company had a net loss of $1,598,675 and cash flow used in operating activities of $133,065. As of June 30, 2023, the Company had negative working capital of $1,277,133. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2022 which are included on our Form 10-K filed on January 9, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2023.

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

Note 3. Convertible Notes Payable and Advances

Convertible notes payable consisted of the following at June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$—	$20,000
Convertible note dated May 10, 2023 in the original principal amount of 21,300 maturing May 10, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	21,300	—
Unamortized Discount	(5,422)	—

Total current convertible notes payable, net of discount	$15,878	$20,000

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “May 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the May 2023 Securities Purchase Agreement, the Company issued a convertible promissory note (the “May 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $21,300 with the Company receiving $15,000 in cash proceeds. Effective May 10, 2023, the Company issued the May 2023 Note to 1800 Diagonal consistent with the terms of the May 2023 Securities Purchase Agreement. The May 2023 Note bears interest at 12%, with a 22% rate in the event of default, with an Original Issue Discount of $1,050 and matures on May 10, 2024. Pursuant to the terms of the May 2023 Note, the outstanding principal and accrued interest on the note shall be convertible beginning six months from issuance into shares of the Company’s common stock at 61% of the lowest trading price of the Company’s common stock during the 20 days prior to conversion. The Company recognized $6,300 of discount and deferred finance costs and amortized $878 during the six months ended June 30, 2023.

As of June 30, 2023 and September 30, 2022, accrued interest on convertible notes payable was $222,287, respectively.

Conversions to Common Stock

During the nine months ended June 30, 2023, the holders of the April 2017 convertible note payable elected to convert principal of $20,000 into 2,000,000 shares of common stock. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized.

Advances

As of June 30, 2023 and September 30, 2022, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

As of June 30, 2023 and September 30, 2022, the Company had non-interest bearing advances payable to third parties of $5,600 and $12,400, respectively. The Company received advances of $3,700 from officers of the Company, and repaid $5,500 during the six months ended June 30, 2023. These advances are payable on demand.

Note 4. Related Party Transactions

As of June 30, 2023 and September 30, 2022, the Company owed $443,165 and $379,126 to officers of the Company for compensation which are recorded as accounts payable related party. Additionally, the Company received short term, unsecured, non-interest bearing advances from the Company’s CEO totaling $700. As of June 30, 2023, the Company owed $5,600 on these related party advances.

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

The Company awarded Mr. Katzaroff a total of 35,000,000 common stock options with an exercise price of $0.009 per share, an exercise term of five years. The options vest 50% immediately, and the remainder on monthly basis over two years. Mr. Katzaroff is also entitled to additional options in the event of the Company issuing equity or equity equivalents in the future, with him receiving an amount of options equal to 3% of future options or warrants issued, excluding grants to officers.. The exercise price of these additional options will be 110% of the price per equity equivalent. The total fair value of these option grants at issuance was $284,840. During the nine months ended June 30, 2023 and 2022, the Company recognized $53,409 and $154,095 of stock-based compensation, related to outstanding stock options under this agreement, respectively. At June 30, 2023, the Company had $44,506 of unrecognized expense related to options.

Additionally, Mr. Katzaroff will earn a fee related to any strategic transaction, as defined in the agreement, including but not limited to acquisitions, divestitures, partnerships or joint ventures, of at least 2% for any transactions not introduced by Mr. Katzaroff, or 4% for any introduced by Mr. Katzaroff of up to $20,000,000, and an additional 0.75% - 3.5% for amounts above that threshold. As of June 30, 2023, no amounts have been earned or paid.

Mr. Katzaroff will also receive an activity fee of 3% of gross revenues related to activities including securing a variety of vendor, sales or advertising relationships, or any new revenue generating activity. If such activity is a cost saving initiative instead of revenue generating, Mr. Katzaroff will receive 10% of the cost savings. As of June 30, 2023, no amounts have been earned or paid.

On April 4, 2023, the Company issued 7,422,535 shares to James Katzaroff to settle $50,000 of accrued compensation. The Company recognized a loss of $3,442 on this issuance based on the fair value of the shares issued.

Note 5. Stockholders’ Deficit

The Company is authorized to issue an unlimited number of common shares of stock with a par value of $0.001 per share, and the following series of preferred stock:

Preferred Stock

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At June 30, 2023 and September 30, 2022, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At June 30, 2023 and September 30, 2022, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of June 30, 2023 and September 30, 2022.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. At June 30, 2023 and September 30, 2022, there were 509,988 shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At June 30, 2023 and September 30, 2022, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. At September 30, 2021, 386,975 shares of the Series F Preferred Stock were issued and outstanding. During the year ended September 30, 2022, 257,984 shares of Series F Preferred Stock was converted into 25,798,400 shares of common stock. At June 30, 2023 and September 30, 2022, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

Common stock issued for stock payable

In September 2022, the Company received two subscriptions of $5,000 in cash for 1,515,152 shares of common stock and an equal number of warrants to purchase common stock at an exercise price of $0.01 for one year. In December 2022, the Company received $5,000 of cash as a subscription for an additional 1,515,152 shares of common stock and an equal number of warrants to purchase common stock at an exercise price of $0.01 for one year. The warrants had a fair value of $4,067 based on a Black-Scholes pricing model using the following assumptions: 1) volatility of 176.37%; 2) risk free rate of 4.74%; 3) dividend yield of 0% and 4) expected term of 1 year. In February 2023, the Company received $8,000 of cash and $7,000 of expenses paid on the Company’s behalf as a subscription for 7,500,000 shares of common stock. The common shares were issued in May 2023.

Common Stock Warrants

During the nine months ended June 30, 2023, the Company amended the exercise price of the common stock warrants issued to investors in its 2021 private placement to reduce the price from $0.03 per share to $0.01 per share. In accordance with ASC 718, the Company estimated the incremental value of the warrants based on terms immediately preceding the amendment, and immediately after the amendment, using the follow range of assumptions in a Black-Scholes option price model: 1) volatility of 203%; 2) expected term of approximately one year; 3) risk-free rate of 5.05%; 5) a common stock price at the date of grant of $0.086 and 6) a dividend yield of 0%. The Company recognized stock-based compensation expense of $51,761 related to the repricing.

The following table summarizes the stock warrant activity for the nine months ended June 30, 2023:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2022	71,385,152	$0.02
Granted	5,048,986	0.01
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2023	76,434,138	$0.01

As of June 30, 2023, the outstanding warrants had an expected remaining life of 2.13 years and have no aggregate intrinsic value.

Common Stock Options

The Company recognized $53,408 of expense related to the fair value of options vesting during the nine months ended June 30, 2023. The Company also recognized $696,294 of expense related to the estimated fair value of stock options awarded to officers of the Company. The Company awarded 50,000,000 options with a $0.01 exercise price to the Company’s CFO Robert Chicoski that expire in May 2026, and awarded 20,000,000 options with an exercise price of $0.01 each to Mr. Farley and Mr. Penderghast which expire in April 2026. The fair value was estimated using a Black-Scholes option pricing model and the following assumptions: 1) volatility of 184%; 2) expected term of approximately three years; 3) risk-free rate of 4.52%; 5) a common stock price at the date of grant of $0.086 and 6) a dividend yield of 0%. The option wards vested immediately.

At June 30, 2023, the Company had $44,506 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the nine months ended June 30, 2023:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, September 30, 2022	105,000,000	$0.02
Granted	90,000,000	0.01
Exercised	—	—
Forfeited	—	—
Expired	(70,000,000)	0.03
Outstanding, June 30, 2023	125,000,000	$0.01

As of June 30, 2023, all outstanding options had an expected remaining life of 2.61 years and have no aggregate intrinsic value.

Common Stock issued for Services

On April 4, 2023, the Company issued 7,422,535 shares to James Katzaroff to settle $50,000 of accrued compensation. The Company recognized a loss of $3,442 on this issuance based on the fair value of the shares issued.

On April 25, 2023, the Company issued 7,261,087 shares of common stock to 7 to Stand to settle the outstanding royalty balance of $50,102 under the License Agreement. The Company recognized a gain of $10,166 on the issuance related to the fair value of the shares. See Note 7.

On April 6, 2023, the Company issued 50,000,000 shares to a consultant for services rendered to the Company. The shares had a fair value of $360,000.

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

During the six months ended March 31, 2023, the Company sold an aggregate of 89,100 shares of Series G Preferred Stock for net cash proceeds of $73,000. The Company recorded a debt discount of $16,100 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $89,100. The Company amortized $15,584 of discount related to Series G Preferred Stock for the nine months ended June 30, 2023. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $5,039 of interest on the Series G Preferred Stock and had an accrued interest balance of $1,762 and $3,983 as of June 30, 2023 and September 30, 2022, respectively. During the nine months ended June 30, 2023, the holder of the Series G converted 181,500 shares of Series G and $7,260 of dividends into 72,815,329 shares of common stock. The conversions were in accordance with the terms of the agreement and no gain or loss was recognized.

As of June 30, 2023 and September 30, 2022, 46,475 and 138,875 shares of the Series G Preferred Stock were issued and outstanding, respectively. The balance of the Series G Preferred stock liability was $40,693 and $126,294, respectively, net of unamortized discount of $5,782 and $12,581, respectively.

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

The Company paid no royalties and accrued $23,852 of royalties and late fees during the nine months ended June 30, 2023. During the nine months ended June 30, 2023, The Company and 7 to Stand agreed to settle a total of $50,102 by issuance of 7,261,087 shares of common stock. The Company recognized a gain of $10,166 based on the fair value of the shares issued.

The Company owed $10,000 of royalties and late fees under this agreement as of June 30, 2023 and $26,250 as of September 30, 2022.

Note 8. Commitments

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company for a period of five years unless mutually terminated sooner. Concurrently, the Kenin Spivak, who controls Spivak Management, Inc., entered into a stock purchase agreement with the Company to purchase 6,000,000 shares of common stock for $25,000 cash. The purchase and issuance of the shares was to be completed by June 30, 2022.

The Consultant will be paid a signing bonus of $25,000 upon receipt by the Company of the $25,000 cash under the stock purchase agreement described above. The Consultant will also receive the larger of $12,500 per month, or 50% of the CEO’s fixed cash compensation under the amended employment agreement described in Note 4. The Consultant may elect to receive this payment in stock.

In July 2022, the consultant agreement and the stock purchase agreement were amended to reduce the subscription amount to $17,500. In August 2022, $17,500 was placed in escrow by the Mr. Spivak for the Company’s Benefit, and the Company paid $17,500 to the Consultant from the escrow account. The 6,000,000 shares owed to Mr. Spivak were not issued by June 30, 2023, and were issued in August 2023.

The Consultant may also receive a bonus in each calendar year of the agreement equal to the larger of any bonus awarded by the Board of Directors to the Consultant or 50% of the largest bonus payable by the Company to anyone other than the Consultant. If the agreement is terminated with one year of a change of control of the Company, the Consultant will be entitled to receive a payment equal to 2.99 times the larger of the total compensation paid to the Consultant over the prior 12 month period or the average compensation paid or payable to the Consultant over the prior three years. As of June 30, 2023 and September 30, 2022, the Company owed the consultant $200,000 and $100,000, respectively, included in accounts payable and accrued liabilities.

Note 9. Subsequent Events

In July 2023, the Company issued 50,998,800 shares to the holder of the Series D Preferred Stock for Full conversion of 509,988 shares outstanding.The Company also issued a total of 3,620,415 shares to settle subscription payables of $15,000.

In August 2023, the Company issued 2,000,000shares to Robert Chicoksi, CFO as settlement of $12,000 of accrued compensation.

The Company issued 6,000,000 shares to Mr. Spivak pursuant to the subscription agreement disclosed above.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenue. We had no revenue for the three months ended June 30, 2023 and 2022.

Cost of goods sold. We had no cost of goods sold for the three months ended June 30, 2023 and 2022.

General and administrative expense. We recognized general and administrative expense of $1,279,283 for the three months ended June 30, 2023 compared to $136,618 for the comparable period of 2022. The increase in general and administrative expense was primarily related to $360,000 of stock-based compensation to a consultant, $714,097 related to options awarded to officers, and $51,761 related to the common stock warrant repricing in the three months ended June 30, 2023.

Interest expense. We recognized interest expense of $9,970 for the three months ended June 30, 2023 compared to $10,664 for the comparable period of 2022, including amortization of the discount on Series G Preferred Stock liability of $7,315 and $8,629 during the three months ended June 30, 2023 and 2022, respectively.

Gain/Loss on settlement of liabilities.  We recognized a gain of $6,724 on the settlement of liabilities during the nine months ended June 30, 2023 related to shares issued for the settlement of royalty payable balance with 7 to Stand and the settlement of accrued compensation with the Company’s CEO.

Net loss. For the reasons above, we recognized a net loss of $1,282,529 for the three months ended June 30, 2023 compared to $158,103 for the three months ended June 30, 2022.

Nine Months Ended June 30, 2023 Compared to the Nine Months Ended June 30, 2022

Revenue.  We had no revenue for the nine months ended June 30, 2023 and 2022.

Cost of goods sold. We had no cost of goods sold for the nine months ended June 30, 2023 and 2022.

General and administrative expense.  We recognized general and administrative expense of $1,576,583 for the nine months ended June 30, 2023 compared to $965,222 for the comparable period of 2022. The increase in general and administrative expense was primarily related to an increase in stock -based compensation associated with common stock issued to a consultant of $360,000, new option awards to officers in the current period with expense of $696,294 and $51,761 related to the common stock warrant repricing, partially offset by a decrease in legal fees of $76,620.

Gain/Loss on settlement of liabilities.  We recognized a gain of $6,724 and a loss of $146,460 on the settlement of liabilities during the nine months ended June 30, 2023 and 2022. In the current period, the shares related to the settlement of royalty payable balance with 7 to Stand and the settlement of accrued compensation with the Company’s CEO. In 2022, the loss was related to shares issued to settle $15,000 of advances.

Interest expense.  We recognized interest expense of $28,816 for the nine months ended June 30, 2023 compared to $56,999 for the comparable period of 2023. The decrease was due primarily to the amortization of the discount on convertible notes payable and Series G Preferred Stock during the current period in the amount of $23,777 compared to $44,046 during the comparable period of the prior year.

Net loss.  For the reasons above, we recognized a net loss of $1,598,675 for the nine months ended June 30, 2023 compared to $1,179,502 for the nine months ended March 31, 2022.

Liquidity and Capital Resources

At June 30, 2023, we had cash on hand of $0. The Company has negative working capital of $1,277,133. Net cash used in operating activities for the nine months ended June 30, 2023 was $133,065. Cash on hand is not adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2023.

During the nine months ended June 30, 2023 the net loss of $1,598,675 was offset by the following non-cash operating expenses: stock compensation of $411,761, stock based compensation with related parties of $749,703, amortization of discount of $23,777 resulting in cash flows used in operating activities of $133,065. The Company had cash flows from financing activities of $126,700, primarily due to $73,000 from the proceeds of sale of Series G Preferred Stock, $40,500 in proceeds from the common stock subscribed and $3,700 of related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of June 30, 2023, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of June 30, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended June 30, 2023 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

April 6, 2023	Common Stock	50,000,000	Stock for services	Section 3(a)(9) of the Securities Act	—
April 6, 2023	Common Stock	7,422,535	Settlement of liabilities	Section 3(a)(9) of the Securities Act	—
April 25, 2023	Common Stock	7,261,087	Settlement of liabilities	Section 3(a)(9) of the Securities Act	—
May 22, 2023	Common Stock	1,515,152	Cash subscription	Section 3(a)(9) of the Securities Act	—
May 22, 2023	Common Stock	1,428,571	Cash subscription	Section 3(a)(9) of the Securities Act	—
May 22, 2023	Common Stock	7,500,000	Cash subscription	Section 3(a)(9) of the Securities Act	—
June 20, 2023	Common Stock	8,000,000	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0026
June 22, 2023	Common Stock	8,714,815	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0027

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

GlobeStar Therapeutics Corporation

Date: August 17, 2023	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: August 17, 2023	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Principal Financial and Accounting Officer