Form 10-K
period 2023-09-30
GlobeStar Therapeutics Corp
filed 2024-01-19
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

Yes ☐   No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2023 was $4,851,851.

There were 1,026,417,320 shares of the Registrant’s common stock outstanding as of January 16, 2024.

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

On November 2, 2023, the Company entered into a definitive agreement with Advanced Innovative Partners (“AIP”) for AIP to provide advice to Company and SMI HealthCare LLC (“SMIHC”) on the global design, strategy and execution of clinical trials, regulatory filings, intellectual property rights filings, and manufacturing for Project Amethyst™. Project Amethyst™ is a compound intended to treat neurodegeneration from multiple sclerosis (“MS”). GSTC is the exclusive worldwide licensee for Project Amethyst™, including all patents and patent applications relating thereto.

The Company and AIP agreement has been approved by the parties' respective boards and is immediately effective. AIP will initially advise the Company and SMIHC on the design and launch of an initial clinical trial in India and the associated regulatory approvals for GSTC's MS products in North America and Europe. A memorandum of understanding previously had been entered into by the Company and AIP to design and implement clinical trials for Project Amethyst™, subject to the execution of definitive agreement. Pursuant to the parties' agreement, the Company retains ownership of all intellectual property rights, and final approval of Project Amethyst™, including the right to engage additional advisors and subject matter experts. For its consulting services, AIP will be paid a monthly consulting fee and bonuses, a portion of which will be deferred and will become payable only if the Company secures FDA marketing approval. If AIP introduces the Company or SMIHC to potential customers, or strategic partners, subject to compliance with applicable law, AIP may also become entitled to receive commissions on certain revenues or profits derived from those relationships.

The agreement with AIP builds on the recent agreement of the Company with SMI HealthCare LLC (“SMIHC”) to manage an initial clinical trial, regulatory filings, intellectual property rights filings, manufacturing, sales and distribution in India, Southeast Asia, Africa, and the Middle East. On September 26, 2023, the Company entered into an agreement with SMIHC to manage an initial clinical trial, regulatory filings, intellectual property rights filings, manufacturing, sales and distribution in India, Southeast Asia, Africa, and the Middle East, excluding Israel and Iraq, and for government and private aid organizations, for the Company's patented Multiple Sclerosis treatment. The agreement with SMIHC was approved by the parties’ respective boards of directors. Implementation of the first phase is subject to the Company arranging financing. The first phase includes formation of the Company and SMIHC subsidiaries in India, the clinical trial, regulatory and intellectual property rights filings in India, identifying manufacturers, and planning for the commercial launch in India and countries in the region that accept Drug Controller General of India (“DCGI”) approvals. Implementation of the second phase is expected to commence approximately nine months later, and is subject to receipt of DCGI marketing approval and the Company arranging financing. The second phase may continue for the duration of patent validity, and consists initially of sales, marketing and distribution in India and thereafter, countries in SMIHC’s territory that will permit sales and distribution based upon DCGI approval. After proof of market in those countries, the intention is to seek regulatory approvals elsewhere in SMIHC’s territory in order to expand the sales and distribution of the Company’s MS products. Pursuant to with SMIHC, the Company will receive a 5% royalty on any sales under the agreement by the company formed in India under this agreement, and 50% of any sublicense revenue from the India company formed under the agreement. The Company will pay the following (i) initial fees of between $15,000 - $22,500, and monthly fees of between $5,000 and $12,500 per month for Phase A (ii) monthly fees of $12,500, increase after six months to $17,500 per month, and to $25,000 per month after one year. The fee will increase by 5% per year thereafter for Phase B (iii) an initial management fee of $15,000 upon certain milestones and monthly management fee of $5,000 per month thereafter.

SMIHC is an affiliate of SMI Group LLC, a privately-held Los Angeles-based company. The chairman of SMI Group is a shareholder of the Company and consultant, though he did not advise the Company on this transaction and has waived fees payable to an SMI company for introducing SMIHC to the Company.

Professional Team

We have adopted a Medical Advisory Board and appointed medical doctors and medical professionals that have extensive education and hands on experience with pharmaceutical and nutraceutical solutions for prevention and treatment of disease.

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

We cannot be certain that our potential pharmaceuticals will receive regulatory approval, and without regulatory approval we will not be able to market pharmaceuticals.

Our business currently depends largely on the successful development and commercialization of pharmaceutical products to treat multiple sclerosis. Our ability to generate revenue related to product sales, if ever, will depend on the successful development and regulatory approval of such pharmaceuticals.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted any marketing applications for any of our product candidates.

NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive, and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete, and approval is never guaranteed. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators in other jurisdictions have their own procedures for approval of product candidates. Even if a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply with prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any of our product candidates may be withdrawn.

If we are unable to obtain approval from the FDA, or other regulatory agencies, for product candidates, or if, subsequent to approval, we are unable to successfully commercialize our other product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations, likely resulting in the total loss of principal for our investors.

Any statements in this filing indicating that product candidates has demonstrated preliminary evidence of efficacy are our own and are not based on the FDA’s or any other comparable governmental agency’s assessment of our product candidates and do not indicate that our product candidates will achieve favorable efficacy results in any stage trials or that the FDA or any comparable agency will ultimately determine that our product candidates are effective for purposes of granting marketing approval.

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

The development and commercialization of our potential drug candidates is highly competitive. We expect that we will face significant competition from other companies that develop and market potential drug candidates.

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, and potential drug candidates than we do.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit marketing of our potential drug candidates.

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

ITEM 2. PROPERTIES

We maintain our corporate offices at 719 Jadwin Avenue, Richland, WA. Our telephone number is 206-451-1970.

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

Common Stock

We are authorized to issue an unlimited number of shares common stock, with a par value of $0.001. The closing price of our common stock on January 16, 2024, as quoted by OTC Markets Group, Inc., was $0.0014. There were 1,026,417,320 shares of common stock issued and outstanding as of January 16, 2024. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Wyoming contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended September 30, 2023, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of September 30, 2023.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. As part of a legal settlement with David Summers, during the year ended September 30, 2020, 5,800,000 shares of Series A Preferred Stock were returned to the Company and cancelled. At September 30, 2023 and 2022, no shares of the Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At September 30, 2023 and 2022, no shares of Series B Preferred Stock were issued or outstanding.

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

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. During the year ended September 30, 2023, the Company converted 509,988 shares of Series D Preferred Stock into 50,998,800 shares of Common Stock. At September 30, 2023 and 2022, 0 and 509,988 shares of the Series D Preferred Stock were issued and outstanding.

Series E Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock has voting rights on the basis of two votes for every outstanding share of common stock meaning that the holders of the Series E Preferred Stock have 2/3 of the voting rights in the Company. At September 30, 2023 and 2022, 1,000,000 shares of the Series E Preferred Stock were issued and outstanding.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. During the year ended September 30, 2019, 60,000 shares of the Series F Preferred Stock were returned for cancellation. At September 30, 2021, 386,975 shares of the Series F Preferred Stock were issued and outstanding. During the year ended September 30, 2022, 257,984 shares of Series F Preferred Stock was converted into 25,798,400 shares of common stock. At September 30, 2022, 128,991 shares of the Series F Preferred Stock were issued and outstanding. At September 30, 2023 and 2022, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

Series G Preferred Stock - On August 11, 2021, our board of directors designated up to 1,000,000 shares of Series G Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series G Preferred Stock have no voting rights except on matters related specifically to the Series G Preferred Stock. The Series G Preferred Stock carries a dividend of 8% of the stated value per share, which is cumulative and payable upon redemption, liquidation or conversion, and increases to 22% in case of default. The Series G Preferred Stock and accrued dividends are convertible beginning 180 days from issuance at the option of the holder into shares of common stock at a rate of a conversion price of 75% of the average three lowest trading prices during the 15 days prior to conversion. The Company will be required to redeem the Series G Preferred Stock upon the earlier of 15 months from issuance date or upon on event of default as defined in the agreement. The Company sold 93,500 shares for net cash proceeds of $81,250.

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

During the year months ended September 30, 2023, the Company sold an aggregate of 89,100 shares of Series G Preferred Stock for net cash proceeds of $73,000. The Company recorded a debt discount of $16,100 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $89,100. The Company amortized $28,681 of discount related to Series G Preferred Stock for the year months ended September 30, 2023. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $10,146 of interest on the Series G Preferred Stock and had an accrued interest balance of $3,556 and $3,983 as of September 30, 2023 and September 30, 2022, respectively. During the year months ended September 30, 2023, the holder of the Series G converted 227,975 shares of Series G and $9,119 of dividends into 100,712,968 shares of common stock. The conversions were in accordance with the terms of the agreement and no gain or loss was recognized.

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

As of September 30, 2023 and September 30, 2022, 0 and 138,875 shares of the Series G Preferred Stock were issued and outstanding, respectively.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by during the quarter ended September 30, 2023 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 12, 2023	Common Stock	50,998,800	Conversion of 509,988 Shares of Series D Preferred Stock	Section 3(a)(9) of the Securities Act	—

July 13, 2023	Common Stock	2,105,263	Cash subscription	Section 3(a)(9) of the Securities Act	—

July 19, 2023	Common Stock	1,515,152	Cash subscription	Section 3(a)(9) of the Securities Act	—

August 4, 2023	Common Stock	6,000,000	Cash subscription	Section 3(a)(9) of the Securities Act	—

August 25, 2022	Common Stock	33,333,333	Cash subscription	Section 3(a)(9) of the Securities Act	—

September 30, 2022	Common Stock	6,933,333	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0018

September 30, 2023	Common Stock	11,555,556	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0018

September 30, 2023	Common Stock	9,408,750	Conversion of Series G Preferred Stock	Section 3(a)(9) of the Securities Act	$0.0016

September 30, 2023	Common Stock	2,000,000	Settlement of liabilities	Section 3(a)(9) of the Securities Act	—

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

On November 2, 2023, the Company entered into a definitive agreement with Advanced Innovative Partners (“AIP”) for AIP to provide advice to Company and SMI HealthCare LLC (“SMIHC”) on the global design, strategy and execution of clinical trials, regulatory filings, intellectual property rights filings, and manufacturing for Project Amethyst™. Project Amethyst™ is a compound intended to treat neurodegeneration from multiple sclerosis (“MS”). GSTC is the exclusive worldwide licensee for Project Amethyst™, including all patents and patent applications relating thereto.

The Company and AIP agreement has been approved by the parties' respective boards and is immediately effective. AIP will initially advise the Company and SMIHC on the design and launch of an initial clinical trial in India and the associated regulatory approvals for GSTC's MS products in North America and Europe. A memorandum of understanding previously had been entered into by the Company and AIP to design and implement clinical trials for Project Amethyst™, subject to the execution of definitive agreement. Pursuant to the parties' agreement, the Company retains ownership of all intellectual property rights, and final approval of Project Amethyst™, including the right to engage additional advisors and subject matter experts. For its consulting services, AIP will be paid a monthly consulting fee and bonuses, a portion of which will be deferred and will become payable only if the Company secures FDA marketing approval. If AIP introduces the Company or SMIHC to potential customers, or strategic partners, subject to compliance with applicable law, AIP may also become entitled to receive commissions on certain revenues or profits derived from those relationships.

The agreement with AIP builds on the recent agreement of the Company with SMI HealthCare LLC (“SMIHC”) to manage an initial clinical trial, regulatory filings, intellectual property rights filings, manufacturing, sales and distribution in India, Southeast Asia, Africa, and the Middle East. On September 26, 2023, the Company entered into an agreement with SMIHC to manage an initial clinical trial, regulatory filings, intellectual property rights filings, manufacturing, sales and distribution in India, Southeast Asia, Africa, and the Middle East, excluding Israel and Iraq, and for government and private aid organizations, for the Company's patented

Multiple Sclerosis treatment. The agreement with SMIHC was approved by the parties’ respective boards of directors. Implementation of the first phase is subject to the Company arranging financing. The first phase includes formation of the Company and SMIHC subsidiaries in India, the clinical trial, regulatory and intellectual property rights filings in India, identifying manufacturers, and planning for the commercial launch in India and countries in the region that accept Drug Controller General of India (“ DCGI”) approvals. Implementation of the second phase is expected to commence approximately nine months later, and is subject to receipt of DCGI marketing approval and the Company arranging financing. The second phase may continue for the duration of patent validity, and consists initially of sales, marketing and distribution in India and thereafter, countries in SMIHC’s territory that will permit sales and distribution based upon DCGI approval. After proof of market in those countries, the intention is to seek regulatory approvals elsewhere in SMIHC’s territory in order to expand the sales and distribution of the Company’s MS products. Pursuant to with SMIHC, the Company will receive a 5% royalty on any sales under the agreement by the company formed in India under this agreement, and 50% of any sublicense revenue from the India company formed under the agreement. The Company will pay the following (i) initial fees of between $15,000 - $22,500, and monthly fees of between $5,000 and $12,500 per month for Phase A (ii) monthly fees of $12,500, increase after six months to $17,500 per month, and to $25,000 per month after one year. The fee will increase by 5% per year thereafter for Phase B (iii) an initial management fee of $15,000 upon certain milestones and monthly management fee of $5,000 per month thereafter.

SMIHC is an affiliate of SMI Group LLC, a privately-held Los Angeles-based company. The chairman of SMI Group is a shareholder of the Company and consultant, though he did not advise the Company on this transaction and has waived fees payable to an SMI company for introducing SMIHC to the Company.

Results of Operations

Revenue

For the years ended September 30, 2023 and 2022 the Company had no revenue.

Cost of Goods Sold

We had no cost of goods sold for the years ended September 30, 2023 and 2022.

Sales, General, and Administrative Expenses

We recognized general and administrative expense of $1,864,370 for the year months ended September 30, 2023 compared to $1,265,065 for the comparable period of 2022. The increase in general and administrative expense was primarily related to an increase in stock -based compensation associated with common stock issued to a consultant, new option awards to officers in the current period and with expense related to the common stock warrant repricing, partially offset by a decrease in legal fees.

Loss on Settlement of Liabilities

We recognized a gain of $6,724 and a loss of $146,460 on the settlement of liabilities during the years ended September 30, 2023 and 2022, respectively. In the current period, the shares related to the settlement of royalty payable balance with 7 to Stand resulted in a loss of $3,442 and the settlement of accrued compensation with the Company’s CEO resulted in a gain of $10,165. In 2022, the loss was related to shares issued to settle $15,000 of advances.

Interest Expense

We recognized interest expense of $91,603 for the year ended September 30, 2023 compared to $70,346 for the comparable period of 2022. The increase was due primarily to the amortization of the discount on convertible notes payable and Series G Preferred Stock during the current period comparable to period of the prior year.

Net Loss

For the reasons above, our net loss for the year ended September 30, 2023 was $1,949,249 an increase of $461,439 or approximately 31% compared to a net loss of $1,487,810 for the year ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had cash of $0 and a working capital deficit in the amount of $1,433,861. During the year ended September 30, 2023, we had cash used in operating activities of $205,760, consisting of our net loss of $1,949,249, partially offset by non-cash compensation of $464,878, gain on settlement of liabilities of $6,724, and amortization of discount on notes payable of $33,391. We have an accumulated deficit at September 30, 2023 in the amount of $20,454,025. We generated cash flows from financing activities in the amount of $72,500 of proceeds from the common stock subscribed, $55,000 from convertible notes payable, net, $4,395 from the related party advances and $73,000 from the sale of common stock, which were offset by the repayment of related party advances of $5,500.

We had no material commitments for capital expenditures or inventory purchases as of September 30, 2023. However, should we execute our business plan as anticipated, we will incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Going concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2023, the Company had a net loss of $1,949,249 and generated negative cash flow from operating activities in the amount of $205,760. In view of these matters, there is substantial doubt regarding the Company’s ability to continue as a going concern, which is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Globestar Therapeutics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Globestar Therapeutics Corp. (“the Company”) as of September 30, 2023, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for the year ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and the results of its operations and its cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and a working capital deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Stock Options and Warrants – Reference Note 6 to the Financial Statements.

As reflected in the Company’s financial statements, the Company utilizes the Black-Scholes option pricing model to determine the issue-date fair value of options and warrants. Auditing management’s calculation of the fair value of its equity instruments involves significant judgment and estimate in order to determine the appropriate fair value.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s analysis on the valuation and calculations of fair value of equity instruments included, among other things, the following:

●	Obtaining and evaluating the underlying issuance and sale agreements and approvals.
●	Assessing the relevance and reliability of the inputs utilized in the Company’s estimates of fair value by developing independent expectations.

Fruci & Associates, II, PLLC – PCAOB ID #5525

We have served as the Company’s auditor since 2023.

 Spokane, Washington

January 19, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GlobeStar Therapeutics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GlobeStar Therapeutics Corporation (the Company) as of September 30, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the result of its consolidated operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We served as the Company’s auditor from 2012 to 2023.

The Woodlands, Texas

January 9, 2023

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$—	$6,365
Prepaid expenses	—	3,550
Total current assets	—	9,915

TOTAL ASSETS	$—	$9,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$328,178	$380,735
Accounts payable to related party	454,665	379,126
Related party advances	6,295	12,400
Advances payable	59,650	59,650
Note payable	300,000	—
Current portion of convertible notes payable	59,710	20,000
Series G Preferred Stock Liability, net of discount of $0 and $12,581, respectively	—	126,294
Accrued interest payable	225,363	226,270
Total current liabilities	1,433,861	1,204,475

TOTAL LIABILITIES	1,433,861	1,204,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, unlimited shares authorized; 996,119,530 and 722,326,669 shares issued and outstanding at September 30, 2023 and 2022, respectively	996,119	722,325
Preferred stock; 20,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at September 30, 2023 and 2022, respectively	—	—
Series B Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at September 30, 2023 and 2022, respectively	—	—
Series C Preferred Stock, $0.001 par value, 0 and 0 shares issued and outstanding at September 30, 2023 and 2022, respectively	—	—
Series D Preferred Stock, $0.001 par value; 0 and 509,988 shares issued and outstanding at September 30, 2023 and 2022, respectively	—	510
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at September 30, 2023 and 2022, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 128,991 shares issued and outstanding at September 30, 2023 and 2022, respectively	129	129
Additional paid-in capital	18,022,916	16,581,252
Stock payable, consisting of 0 and 1,515,152 shares to be issued at September 30, 2023 and 2022, respectively	—	5,000
Accumulated deficit	(20,454,025)	(18,504,776)

TOTAL STOCKHOLDERS’ DEFICIT	(1,433,861)	(1,194,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$9,915

The accompanying footnotes are an integral part of these financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	September 30,
	2022	2022

REVENUE	$—	$—
Cost of goods sold	—	—
Gross profit (loss)	—	—

OPERATING EXPENSES
General and administrative expenses	1,864,370	1,265,065
Total operating expenses	1,864,370	1,265,065

LOSS FROM OPERATIONS	(1,864,370)	(1,265,065)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of liabilities, related party	6,724	(146,460)
Loss on conversion of preferred stock liability	—	(5,939)
Interest expense	(91,603)	(70,346)
Total other expenses	(84,879)	(222,745)

Net loss	$(1,949,249)	$(1,487,810)

Net loss per share available to common shareholders	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	827,324,789	628,539,782

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

												Original
			Series D		Series E				Series F			Additional			Total
	Common stock		Preferred Stock		Preferred Stock				Preferred Stock			paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount			Shares	Amount		capital	Payable	Deficit	(Deficit)

Balance, September 30, 2021	561,495,726	$561,494	509,988	$510	1,000,000		$1,000		386,975		$387	$15,228,254	$499,500	$(17,016,966)	$(725,821)

Common stock issued for conversion of convertible note payable and accrued interest	25,798,400	25,798	—	—	—		—		(257,984)		(258)	(25,540)	—	—	—
Common stock subscribed for cash proceeds	—	—	—	—	—		—		—		—	—	5,000	—	5,000
Common stock issued for stock payable	19,980,000	19,980	—	—	—		—		—		—	479,520	(499,500)	—	—
Common stock issued for settlement liability	6,000,000	6,000	—	—	—		—		—		—	155,460	—	—	161,460
Stock-based compensation	—	—	—	—	—		—		—		—	322,266	—	—	322,266
Stock-based compensation, related parties	—	—	—	—	—		—		—		—	186,926	—	—	186,926
Conversion of Series G Preferred Stock to common stock	109,052,543	109,053	—	—	—		—		—		—	234,366	—	—	343,419
Net loss for the year ended September 30, 2022	—	—	—	—	—		—		—		—	—	—	(1,487,810)	(1,487,810)
Balance, September 30, 2022	722,326,669	722,325	509,988	510	1,000,000		1,000		128,991		129	16,581,252	5,000	(18,504,776)	(1,194,560)

Conversion of Series G Preferred Stock to common	100,712,968	100,713	—	—	—		—		—		—	136,380	—	—	237,093
Common stock issued for stock payable	1,515,152	1,515	—	—	—		—		—		—	3,485	(5,000)	—	—
Common stock subscribed for cash proceeds	51,882,319	51,883	—	—		—		—		—	—	25,617	—	—	77,500
Conversion of Series D Preferred Stock to common	50,998,800	50,999	(509,988)	(510)	—		—		—		—	(50,489)	—	—	—
Common stock issued for the conversion of debt	2,000,000	2,000	—	—		—		—		—	—	18,000	—	—	20,000
Common stock issued for settlement of liability, related party	16,683,622	16,684	—	—		—		—		—	—	88,694	—	—	105,378
Stock-based compensation	50,000,000	50,000	—	—		—		—		—	—	414,878	—	—	464,878
Stock-based compensation, related parties	—	—	—	—		—		—		—	—	805,098	—	—	805,098
Net loss for the year ended September 30, 2023	—	—	—	—	—		—		—		—	—	—	(1,949,249)	(1,949,249)
Balance, September 30, 2023	996,119,530	$996,119	—	$—	1,000,000		$1,000		128,991		$129	$18,022,916	$5,000	$(20,454,025)	$(1,433,861)

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,949,249)	$(1,487,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	464,878	322,266
Stock compensation, related parties	805,098	186,926
Amortization of discount on convertible note payable	33,391	54,664
(Gain) loss on settlement of liabilities, related party	(6,724)	146,460
Loss on conversion of preferred stock liability	—	5,939
Changes in operating assets and liabilities
Prepaid expenses	3,550	(3,550)
Accounts payable and accrued liabilities	247,444	172,957
Accounts payable and accrued liabilities to related party	187,641	259,471
Accrued interest payable	8,211	15,682
NET CASH USED IN OPERATING ACTIVITIES	(205,760)	(326,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	55,000	—
Proceeds from sale of share-settled Series G preferred stock	73,000	310,000
Proceeds from related party advances	4,395	28,900
Repayment of related party advances	(5,500)	(16,500)
Proceeds from sale of common stock	72,500	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	199,395	327,400

NET INCREASE (DECREASE) IN CASH	(6,365)	405

Cash at beginning of period	6,365	5,960

Cash at end of period	$—	$6,365

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series D preferred stock	$50,999	$—
Conversion of Series F preferred stock	$—	$25,798
Conversion of Series G preferred stock	$227,975	$324,500
Common stock issued for stock payable	$5,000	$499,500
Common stock issued for settlement of liabilities	$—	$15,000
Common stock issued for the conversion of debt	$20,000	$—
Note payable issued for settlement of accounts payable	$300,000	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

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

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising and marketing costs were $3,900 and $43,031 for the years ended September 30, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the years ended September 30, 2023 and 2022.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $0 and $6,365 as of September 30, 2023 and 2022, respectively. There were no cash equivalents as of September 30, 2023 and 2022.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2023 and 2022.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2023 or 2022.

Recently Issued Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board (the “FASB”) are subject to change. Changes in such standards may have an impact on our future financial statements. The following are a summary of recent accounting developments.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The Company adopted this guidance early on October 1, 2023 with no impact to the consolidated financial statements or results of operations of the Company.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2023, the Company had a net loss of $1,949,249. As of September 30, 2023, the Company had a working capital deficit of $1,433,861 and an accumulated deficit of $20,454,025. The Company has no revenue. Without additional capital, the Company will not be able to remain in business.

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

Note 4. Related Party Transactions

For the year ended September 30, 2023

As of September 30, 2023 and September 30, 2022, the Company owed $454,665 and $379,126 to officers of the Company for compensation which are recorded as accounts payable related party. Additionally, during the years ended September 30, 2023 and 2022 the Company received short term, unsecured, non-interest bearing advances from the Company’s CEO totaling $21,200 and $2,500, respectively. As of September 30, 2023 and 2022, the Company owed $6,295 and $12,400 on these related party advances, respectively.

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

The Company awarded Mr. Katzaroff a total of 35,000,000 common stock options with an exercise price of $0.009 per share, an exercise term of five years. The options vest 50% immediately, and the remainder on monthly basis over two years. Mr. Katzaroff is also entitled to additional options in the event of the Company issuing equity or equity equivalents in the future, with him receiving an amount of options equal to 3% of future options or warrants issued, excluding grants to officers. The exercise price of these additional options will be 110% of the price per equity equivalent. To date, a total of 11,632,356 additional options were issued to Mr. Katzaroff pursuant to the agreement terms. The total fair value of these option grants at issuance was $53,117. During the years ended September 30, 2023 and 2022, the Company recognized $108,802 and $186,926 of stock-based compensation, related to outstanding stock options under this agreement, respectively. At September 30, 2023, the Company had $42,228 of unrecognized expense related to options.

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

Mr. Katzaroff will also receive an activity fee of 3% of gross revenues related to activities including securing a variety of vendor, sales or advertising relationships, or any new revenue generating activity. If such activity is a cost saving initiative instead of revenue generating, Mr. Katzaroff will receive 10% of the cost savings. As of September 30, 2023, no amounts have been earned or paid.

On April 4, 2023, the Company issued 7,422,535 shares to James Katzaroff to settle $50,000 of accrued compensation. The Company recognized a loss of $3,442 on this issuance based on the fair value of the shares issued.

On August 4, 2023, the Company issued 2,000,000 shares to its CFO Robert Chicoski to settle $12,000 of accrued compensation. The shares had a fair value of $3,600. No gain was recognized due to the related party nature of the transaction, with the Company recognizing the settlement in additional paid in capital.

On September 26, 2023, the Company entered into an agreement with SMI HealthCare LLC (“SMIHC”) to manage an initial clinical trial, regulatory filings, intellectual property rights filings, manufacturing, sales and distribution in India, Southeast Asia, Africa, and the Middle East, excluding Israel and Iraq, and for government and private aid organizations, for the Company's patented Multiple Sclerosis treatment. The agreement with SMIHC was approved by the parties’ respective boards of directors. Implementation of the first phase is subject to the Company arranging financing. The first phase includes formation of the Company and SMIHC subsidiaries in India, the clinical trial, regulatory and intellectual property rights filings in India, identifying manufacturers, and planning for the commercial launch in India and countries in the region that accept Drug Controller General of India (“DCGI”) approvals. Implementation of the second phase is expected to commence approximately nine months later, and is subject to receipt of DCGI marketing approval and the Company arranging financing. The second phase may continue for the duration of patent validity, and consists initially of sales, marketing and distribution in India and thereafter, countries in SMIHC’s territory that will permit sales and distribution based upon DCGI approval. After proof of market in those countries, the intention is to seek regulatory approvals elsewhere in SMIHC’s territory in order to expand the sales and distribution of the Company’s MS products. Pursuant to with SMIHC, the Company will receive a 5% royalty on any sales under the agreement by the company formed in India under this agreement, and 50% of any sublicense revenue from the India company formed under the agreement. The Company will pay the following (i) initial fees of between $15,000 - $22,500, and monthly fees of between $5,000 and $12,500 per month for Phase A (ii) monthly fees of $12,500, increase after six months to $17,500 per month, and to $25,000 per month after one year. The fee will increase by 5% per year thereafter for Phase B (iii) an initial management fee of $15,000 upon certain milestones and monthly management fee of $5,000 per month thereafter.

SMIHC is an affiliate of SMI Group LLC, a privately-held Los Angeles-based company. Kevin Spivak, a shareholder of the Company and consultant is the chairman of SMI Group though he did not advise the Company on this transaction and has waived fees payable to an SMI company for introducing SMIHC to the Company.

On September 19, 2023, the Company entered into a supplement to employment agreement with Jim Katzaroff, the CEO. For Mr. Katzaroff’s contribution to the SMIHC transaction, he will be paid the following (i) during the term of the agreement with SMIHC, a fee of 3% of any SMIHC generated revenue and (ii) not less than ¼ of the participation in Pro Forma Profits Before Tax to be payable to the Company at its senior executive pursuant to the SMIHC translation. Additionally, for Mr. Katzaroff’s contribution to the AIP transaction, he will be paid the following (i) if the Company invests in AIP, or merges with AIP, Mr. Katzaroff will receive a fee ranging from 1.5% - 4% during on the aggregate consideration of the AIP transaction and (ii) if AIP generated any revenue for the Company by reason of introductions, sales agency, distribution or other similar activities, he will receive a 3% fee for the term of the AIP transaction.

Note 5. Convertible Notes Payable and Advances

Convertible notes payable consisted of the following at September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Convertible note dated April 13, 2017 in the original principal amount of $20,000, no stated maturity date, bearing interest at 3% per year, convertible into common stock at a rate of $0.01 per share.	$—	$20,000
Convertible note dated May 10, 2023 in the original principal amount of $21,300 maturing May 10, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	21,300	—
Convertible note dated July 3, 2023 in the original principal amount of $47,250 maturing April 15, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	47,250	—
Total convertible notes payable	68,550	20,000
Unamortized discount	(8,840)	—

Total current convertible notes payable, net of discount	$59,710	$20,000

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “May 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the May 2023 Securities Purchase Agreement, the Company issued a convertible promissory note (the “May 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $21,300 with the Company receiving $15,000 in cash proceeds. Effective May 10, 2023, the Company issued the May 2023 Note to 1800 Diagonal consistent with the terms of the May 2023 Securities Purchase Agreement. The May 2023 Note bears interest at 12%, with a 22% rate in the event of default, with an Original Issue Discount of $1,050 and matures on May 10, 2024. Pursuant to the terms of the May 2023 Note, the outstanding principal and accrued interest on the note shall be convertible beginning six months from issuance into shares of the Company’s common stock at 61% of the lowest trading price of the Company’s common stock during the 20 days prior to conversion. The Company recognized $6,300 of discount and deferred finance costs and amortized $2,462 during the six months ended June 30, 2023. The conversion option on the note payable was not bifurcated as a derivative under ASC 815 due to sufficient authorized shares being available to settle the conversion feature.

On July 3, 2023, the Company entered into a Securities Purchase Agreement (the “July 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the July 2023 Securities Purchase Agreement, the Company issued a convertible promissory note (the “May 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $47,250 with the Company receiving $40,000 in cash proceeds. Effective July 3, 2023, the Company issued the July 2023 Note to 1800 Diagonal consistent with the terms of the July 2023 Securities Purchase Agreement. The July 2023 Note bears interest at 12%, with a 22% rate in the event of default, with an Original Issue Discount of $2,250 and matures on April. 15, 2024. Pursuant to the terms of the July 2023 Note, the outstanding principal and accrued interest on the note shall be convertible beginning six months from issuance into shares of the Company’s common stock at 61% of the lowest trading price of the Company’s common stock during the 20 days prior to conversion. The Company recognized $7,250 of discount and deferred finance costs and amortized $2,248 during the year ended September 30, 2023. The conversion option on the note payable was not bifurcated as a derivative under ASC 815 due to sufficient authorized shares being available to settle the conversion feature.

As of September 30, 2023 and September 30, 2022, accrued interest on convertible notes payable was $225,363 and $225,953, respectively.

Conversions to Common Stock

During the year ended September 30, 2023, the holders of the April 2017 convertible note payable elected to convert principal of $20,000 into 2,000,000 shares of common stock. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized.

Advances

As of September 30, 2023 and 2022, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 6. Stockholders’ deficit

Preferred Stock

Our authorized preferred stock consists of 20,000,000 shares of $0.001 par value preferred stock.

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At September 30, 2023 and 2022, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At September 30, 2023 and 2022, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of September 30, 2023 and 2022.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. In July 2023, the Company issued 50,998,800 shares to the holder of the Series D Preferred Stock for Full conversion of 509,988 shares outstanding. At September 30, 2023 and 2022, there were 0 and 509,988 shares of Series D Preferred Stock outstanding, respectively.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At September 30, 2023 and 2022, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. At September 30, 2021, 386,975 shares of the Series F Preferred Stock were issued and outstanding. During the year ended September 30, 2022, 257,984 shares of Series F Preferred Stock was converted into 25,798,400 shares of common stock. At September 30, 2023 and 2022, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

Conversions to Common Stock of Convertible Notes Payable

During the year ended September 30, 2023, the holders of the April 2017 convertible note payable elected to convert principal of $20,000 into 2,000,000 shares of common stock. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized.

Common stock issued for Services

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

Common stock issued for stock payable

In July 2023, the Company also issued a total of 1,512,152 shares to settle subscription payables of $5,000.

In December 2021, the Company issued 19,980,000 shares of common stock as part of the common stock unit sales that occurred during the year ended September 30, 2021. As of September 30, 2022, no shares are remaining to be issued for these unit sales.

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

Common Stock Warrants

During the year ended September 30, 2023, the Company amended the exercise price of the common stock warrants issued to investors in its 2021 private placement to reduce the price from $0.03 per share to $0.01 per share. In accordance with ASC 718, the Company estimated the incremental value of the warrants based on terms immediately preceding the amendment, and immediately after the amendment, using the follow range of assumptions in a Black-Scholes option price model: 1) volatility of 203%; 2) expected term of approximately one year; 3) risk-free rate of 5.05%; 5) a common stock price at the date of grant of $0.086 and 6) a dividend yield of 0%. The Company recognized stock-based compensation expense of $51,761 related to the repricing.

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company for a period of five years unless mutually terminated sooner. The Consultant is also entitled to additional warrants in the event of the Company issuing equity or equity equivalents in the future, with him receiving an number of warrants equal to 3% of future warrants issued, excluding grants to officers. The exercise price of these additional warrants will be 110% of the price per equity equivalent. The total fair value of these option grants at issuance was $53,117 using the follow range of assumptions in a Black-Scholes option price model volatility of 215.45% - 253.78% ; 2) risk free rate of 2.37% - 4.46%; 3) dividend yield of 0% and 4) expected term of 5.0 years. During the years ended September 30, 2023 the Company recognized $53,117, related to this agreement, respectively.

The Company recognized $322,266 of expense related to these warrants during the year ended September 30, 2022. The Company estimated the fair value of the warrants based on a Black-Scholes pricing model using the following assumptions: 1) volatility of 254.43%; 2) risk free rate of 1.76%; 3) dividend yield of 0% and 4) expected term of 5 years.

The following table summarizes the stock warrant activity for the years ended September 30, 2023 and 2022:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2021	29,970,000	$0.03
Granted	41,415,152	0.01
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2022	71,385,152	$0.02
Granted	90,181,342	0.002
Exercised	—	—
Forfeited	—	—
Expired	(3,030,304)	0.01
Outstanding, September 30, 2023	158,536,190	$0.01

As of September 30, 2023, the outstanding warrants had an expected remaining life of 1.60 years and have an intrinsic value of $69,300.

Common Stock Options

As discussed in Note 4, The Company awarded common stock options to Mr. Katzaroff in connection with his amended and restated employment agreement. During the year ended September 30, 2023, the Company estimated the fair value of the options to be $53,117, using the following assumptions range: 1) volatility of 215.45% - 253.78% ; 2) risk free rate of 2.37% - 4.46%; 3) dividend yield of 0% and 4) expected term of 5.0 years. The Company recognized $108,802 of expense related to the fair value of options vesting during the year ended September 30, 2023. The Company recognized $186,926 of expense related to the fair value of options vesting during the year ended September 30, 2022. The Company expects to recognize an additional $42,229 of expense related to these options assuming all vest.

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

At September 30, 2023, the Company had $42,229 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the years ended September 30, 2023 and 2022:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2021	70,000,000	$0.03
Granted	35,000,000	0.01
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2022	105,000,000	0.02
Granted	101,632,356	0.01
Exercised	—	—
Forfeited	—	—
Expired	(70,000,000)	0.03
Outstanding, September 30, 2023	136,632,356	$0.01

As of September 30, 2023, the aggregate intrinsic value of options vested and outstanding were $0. As of September 30, 2023, the outstanding options had a weighted average remaining term of 2.94 years.

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

During the year ended September 30, 2023, the Company sold an aggregate of 89,100 shares of Series G Preferred Stock for net cash proceeds of $73,000. The Company recorded a debt discount of $16,100 for the difference between the cash proceeds and the total amount to be redeemed by the holder of $89,100. The Company amortized $28,681 of discount related to Series G Preferred Stock for the year ended September 30, 2023. The dividends on the Series G Preferred Stock are accrued as interest. The Company recognized $5,039 of interest on the Series G Preferred Stock and had an accrued interest balance of $3,556 and $3,983 as of September 30, 2023 and September 30, 2022, respectively. During the year ended September 30, 2023, the holder of the Series G converted 227,975 shares of Series G and $9,119 of dividends into 100,712,968 shares of common stock. The conversions were in accordance with the terms of the agreement and no gain or loss was recognized.

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

As of September 30, 2023 and September 30, 2022, 0 and 138,875 shares of the Series G Preferred Stock were issued and outstanding, respectively. The balance of the Series G Preferred stock liability was $0 and $126,294, respectively, net of unamortized discount of $0 and $12,581, respectively.

Note 8. Commitments and Contingent Liabilities

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company for a period of five years unless mutually terminated sooner. Concurrently, Kenin Spivak, who controls Spivak Management, Inc., entered into a stock purchase agreement with the Company to purchase 6,000,000 shares of common stock for $25,000 cash. The purchase and issuance of the shares was to be completed by June 30, 2022.

The Consultant will be paid a signing bonus of $25,000 upon receipt by the Company of the $25,000 cash under the stock purchase agreement described above. The Consultant will also receive the larger of $12,500 per month, or 50% of the CEO’s fixed cash compensation under the amended employment agreement described in Note 4. The Consultant may elect to receive this payment in stock.

In July 2022, the consultant agreement and the stock purchase agreement were amended to reduce the subscription amount to $17,500. In August 2022, $17,500 was placed in escrow by Mr. Spivak for the Company’s Benefit, and the Company paid $17,500 to the Consultant from the escrow account. The 6,000,000 shares owed to Mr. Spivak were not issued by June 30, 2023, and were issued in August 2023.

The Consultant may also receive a bonus in each calendar year of the agreement equal to the larger of any bonus awarded by the Board of Directors to the Consultant or 50% of the largest bonus payable by the Company to anyone other than the Consultant. If the agreement is terminated with one year of a change of control of the Company, the Consultant will be entitled to receive a payment equal to 2.99 times the larger of the total compensation paid to the Consultant over the prior 12 month period or the average compensation paid or payable to the Consultant over the prior three years. On September 19, 2023, the Company entered into a second supplement to consulting agreement. Pursuant to the agreement, in In lieu of Base Fees accrued through September 2023 and interest on late payment thereof, the Company shall pay to the Consultant, the sum of $300,000 in installments on and from the first to occur of the following until the full $300,000 is paid in full. The Company will continue to pay the Consultant a fee of $12,500 per month. The Company reclassified $250,000 of fee accrued in accounts payable owed to the Consultant and interest expense of $50,000 to a note payable. As of September 30, 2023 and September 30, 2022, the Company owed the consultant $337,500 and $100,000, which included accounts payable and accrued liabilities of $37,500 and $100,000 and notes payable of $300,000 and $0, respectively.

On August 10, 2023, the Company entered into a consulting agreement with Valerian Capital, LLC ( “Valerian”). Under the agreement, Valerian will provide management consulting, business advisory, shareholder information and public relations to the Company for a period of six months unless mutually terminated sooner. Upon execution of the agreement, Valerian will purchase 33,333,333 shares of the Company’s stock for a total purchase price of $25,000 and have the option to purchase an additional 33,333,333 shares for $25,000 during the first 45 days of the agreement. Lastly, Valerian will have the right to purchase 66,000,000 warrants with an exercise price of $0.00075 for up to one year following the agreement. As of September 30, 2023, the Company received $25,000 and issued 33,333,333 shares of common stock to Valerian.

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

The Company paid no royalties and accrued $43,851 of royalties and late fees during the year ended September 30, 2023. During the year ended September 30, 2023, the Company and 7 to Stand agreed to settle a total of $50,102 by issuance of 7,261,087 shares of common stock. The Company recognized a gain of $10,166 based on the fair value of the shares issued.

The Company owed $20,000 of royalties and late fees under this agreement as of September 30, 2023 and $26,250 as of September 30, 2022.

Note 10. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2023 and 2021. The Company currently has net operating loss carryforwards aggregating approximately $5,217,000 which expire beginning in 2033. The deferred tax asset related to the net operating loss carryforwards has been fully reserved.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from April 29, 2016 (date of inception) through September 30, 2023 and 2022 is the valuation allowance as follows.

	September 30, 2023	September 30, 2022
Net operating loss carryforward at statutory tax rate	$1,096,000	$962,000
Valuation allowance	(1,096,000)	(962,000)
Deferred tax benefit, net	$—	$—

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

Note 11. Subsequent Events

On November 2, 2023, the Company entered into a consulting agreement with Advanced Innovate Partners (“AIP”) under which AIP will provide advice to GlobeStar and SMIHC on the global design, strategy and execution of clinical trials. Pursuant to the agreement, the Company will pay the following (i) AIP $5,000 per month during Phase A period, if the Company receives regulatory approval to manufacture, sell and distribute products in India or the United States within 60 days of the agreement (ii) AIP $6,000 per month during Phase B period (iii) AIP a sales commission of between 10% and 15% related to any customers, distributors or sales agents introduced to the Company by AIP and (iv) a commission of 4% of any proceeds from equity investments to the Company introduced by AIP, or 2% of any loan proceeds from lenders introduced by AIP.

Subsequent to September 30, 2023, the holder of the May 10, 2023 convertible note was issued 30,297,790 shares of common stock upon conversion of all $21,300 of principal and $1,278 of accrued interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

As of September 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2023.

The Company recognizes the following weaknesses and deficiencies of the Company as of September 30, 2023:

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
James C. Katzaroff 719 Jadwin Avenue, Richland, WA, 99352	66	Chief Executive Officer, President, Secretary, Principal Executive Officer, and Chairman of the Board

Robert Chicoski, CPA	81	Chief Financial officer, Treasurer, Principal Financial Officer

William Farley	68	Director

Steven Penderghast		Director

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

Our directors are not “committee financial experts” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

The table below summarizes all compensation awards paid or accrued to our named executive officer for all service rendered in all capacities to us for the fiscal periods ended September 30, 2022 and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
James C. Katzaroff	2023	$180,000	(a)	—	$—	$53,117	(b)	—	—	—	$231,117
	2022	$177,933	(a)	—	$—	$284,840	(b)	—	—	—	$462,773

Robert R. Chicoski	2023	$84,000		—	$—	$387,238		—	—	—	$468,238
	2022	$84,000		—	$—	$—		—	—	—	$84,000

Alex Blankenship	2022	$—	(a)	—	$—	—		—	—	—	$—

__________

(a)	Includes amount accrued during the year;

(b)	Includes 11,632,356 options issued to Mr. Katzaroff pursuant to amended employment agreement. Includes 50,000,000 options issued Robert Chicoski on February 24, 2023

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2023

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
James C. Katzaroff	46,632,356	6,807,977	—	$0.002 - $0.011	February 7, 2027 - September 16, 2028	—	—	—	—
Robert Chicoski	50,000,000	—	—	$0.01	February 24, 2023	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the period ended September 30, 2023 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of January 16, 2023, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned

Robert Chicoski	11,000,000		1.07%

James C. Katzaroff	17,422,535	(1)	1.70%

2021 Pharma Associates LLC (7 to Stand)	58,260,334		5.68%

All directors and executive officers as a group (2) persons.	28,422,535		2.77%

__________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, Fruci & Associates II, PLLC for the year ended September 30, 2023 and M&K CPAs PLLC, for the years ended September 30, 2022:

	2023	2022
Audit Fees	$31,500	$23,500

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$31,500	$23,500

Notes to the Accountants Fees Table:

(1)	Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Fruci & Associates, II, PLLC and M&K CPAs PLLC described above were approved by our Board.

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

GlobeStar Therapeutics Corporation

Date: January 19, 2024	BY: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer, and Director

Date: January 19, 2024	BY: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial And Accounting Officer