Form 10-Q
period 2023-12-31
GlobeStar Therapeutics Corp
filed 2024-03-12
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 11, 2024, 1,162,921,101 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to GlobeStar Therapeutics Corporation, a Wyoming corporation and its subsidiaries unless the context specifically indicates otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Prepaid expenses	—	—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$366,190	$328,178
Accounts payable to related party	504,715	454,665
Related party advances	6,595	6,295
Advances payable	59,650	59,650
Note payable	300,000	300,000
Current portion of convertible notes payable, net of discount of $0, respectively	68,672	59,710
Accrued interest payable	226,711	225,363
Total current liabilities	1,532,533	1,433,861
TOTAL LIABILITIES	1,532,533	1,433,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; unlimited shares authorized; 1,049,750,653 and 996,119,530 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	1,049,750	996,119
Preferred stock; 20,000,000 shares authorized:	—	—
Series A Preferred Stock, $0.001 par value, 0 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Series D Preferred Stock, $0.001 par value; $0 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 128,991 shares issued and outstanding at December 31, 2023 and September 30, 2023	129	129
Additional paid-in capital	18,066,713	18,022,916
Accumulated deficit	(20,650,125)	(20,454,025)

TOTAL STOCKHOLDERS' DEFICIT	(1,532,533)	(1,433,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022

OPERATING EXPENSES
General and administrative expenses	$155,871	$155,241
Total operating expenses	155,871	155,241

LOSS FROM OPERATIONS	(155,871)	(155,241)

OTHER INCOME (EXPENSE)
Interest expense	(7,888)	(10,668)
Total other expense	(7,888)	(10,668)

Net loss before taxes	(163,759)	(165,909)

Income tax expense	—	—

Net loss	(163,759)	(165,909)

Deemed dividend	(32,341)	—

Net loss attributable to common stockholders	$(196,100)	$(165,909)

Net loss per share available to common shareholders	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,004,027,756	755,602,522

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

									Original
			Series D		Series E		Series F		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Total
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, September 30, 2022	722,326,669	$722,325	509,988	$510	1,000,000	$1,000	128,991	$129	$16,581,252	$5,000	$(18,504,776)	$(1,194,560)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	5,000	—	5,000
Conversion of Series G Preferred Stock to common	48,033,947	48,034	—	—	—	—	—	—	52,066	—	—	100,100
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	17,803	—	—	17,803
Net loss for the three months ended December 31, 2022	—	—	—	—	—	—	—	—	—	—	(165,909)	(165,909)
Balance, December 31, 2022	770,360,616	$770,359	509,988	$510	1,000,000	$1,000	128,991	$129	$16,651,121	$10,000	$(18,670,685)	$(1,237,566)

Balance, September 30, 2023	996,119,530	$996,119	—	$—	1,000,000	$1,000	128,991	$129	$18,022,916	$—	$(20,454,025)	$(1,433,861)

Exercise of warrants	23,333,333	23,333	—	—	—	—	—	—	(5,833)	—	—	17,500
Common stock issued for conversion of notes payable and accrued interest	30,297,790	30,298	—	—	—	—	—	—	(7,719)	—	—	22,579
Stock-based compensation	—	—	—	—	—	—	—	—	2,554	—	—	2,554
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	22,454	—	—	22,454
Deemed dividend	—	—	—	—	—	—	—	—	32,341	—	(32,341)	—
Net loss for the three months ended December 31, 2023	—	—	—	—	—	—	—	—	—	—	(163,759)	(163,759)
Balance, December 31, 2023	1,049,749,653	$1,049,750	—	$—	1,000,000	$1,000	128,991	$129	$18,066,713	$—	$(20,650,125)	$(1,532,533)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(163,759)	$(165,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	2,554	—
Stock compensation, related parties	22,454	17,803
Amortization of discount on convertible note payable	5,262	9,343
Changes in operating assets and liabilities
Prepaid expenses	—	1,050
Accounts payable and accrued liabilities	38,012	36,266
Accounts payable and accrued liabilities to related party	50,050	60,980
Accrued interest payable	2,627	1,325
NET CASH USED IN OPERATING ACTIVITIES	(42,800)	(39,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series G Preferred Stock	—	35,000
Proceeds from convertible note payable	25,000	—
Proceeds from related party advances	300	500
Proceeds from common stock subscribed and exercise of warrants	17,500	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,800	40,500

NET INCREASE IN CASH	—	1,358

Cash at beginning of period	—	6,365

Cash at end of period	$—	$7,723

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series G preferred stock	$—	$96,250
Common stock issued for conversion of notes payable and accrued interest	$22,579	$—
Deemed dividend	$32,341	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2023, the Company had a net loss of $163,759 and cash flow used in operating activities of $42,800. As of December 31, 2023, the Company had negative working capital of $1,532,533. Management does not anticipate having positive cash flow from operations in the near future. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2023 which are included on our Form 10-K filed on January 19, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2024.

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

Note 3. Convertible Notes Payable and Advances

Convertible notes payable consisted of the following at December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Convertible note dated May 10, 2023 in the original principal amount of $21,300 maturing May 10, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	$—	$21,300
Convertible note dated July 3, 2023 in the original principal amount of $47,250 maturing April 15, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	47,250	47,250
Convertible note dated November 1, 2023 in the original principal amount of $31,500 maturing August 15, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	31,500	—
Total convertible notes payable	78,750	68,550
Unamortized discount	(10,078)	(8,840)

Total current convertible notes payable, net of discount	$68,672	$59,710

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “May 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the May 2023 Securities Purchase Agreement, the Company issued a convertible promissory note (the “May 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $21,300 with the Company receiving $15,000 in cash proceeds. Effective May 10, 2023, the Company issued the May 2023 Note to 1800 Diagonal consistent with the terms of the May 2023 Securities Purchase Agreement. The May 2023 Note bears interest at 12%, with a 22% rate in the event of default, with an Original Issue Discount of $1,050 and matures on May 10, 2024. Pursuant to the terms of the May 2023 Note, the outstanding principal and accrued interest on the note shall be convertible beginning six months from issuance into shares of the Company’s common stock at 61% of the lowest trading price of the Company’s common stock during the 20 days prior to conversion. The Company recognized $6,300 of discount and deferred finance costs and amortized $1,584 during the three months ended December 31, 2023. The conversion option on the note payable was not bifurcated as a derivative under ASC 815 due to sufficient authorized shares being available to settle the conversion feature.

On July 3, 2023, the Company entered into a Securities Purchase Agreement (the “July 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the July 2023 Securities Purchase Agreement, the Company issued a convertible promissory note (the “July 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $47,250 with the Company receiving $40,000 in cash proceeds. Effective July 3, 2023, the Company issued the July 2023 Note to 1800 Diagonal consistent with the terms of the July 2023 Securities Purchase Agreement. The July 2023 Note bears interest at 12%, with a 22% rate in the event of default, with an Original Issue Discount of $2,250 and matures on April. 15, 2024. Pursuant to the terms of the July 2023 Note, the outstanding principal and accrued interest on the note shall be convertible beginning six months from issuance into shares of the Company’s common stock at 61% of the lowest trading price of the Company’s common stock during the 20 days prior to conversion. The Company recognized $7,250 of discount and deferred finance costs and amortized $2,324 during the three months ended December 31, 2023. The conversion option on the note payable was not bifurcated as a derivative under ASC 815 due to sufficient authorized shares being available to settle the conversion feature.

On November 1, 2023, the Company entered into a Securities Purchase Agreement (the “November 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the November 2023 Securities Purchase Agreement, the Company issued a convertible promissory note (the “November 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $31,500 with the Company receiving $25,000 in cash proceeds. Effective November 1, 2023, the Company issued the November 2023 Note to 1800 Diagonal consistent with the terms of the November 2023 Securities Purchase Agreement. The November 2023 Note bears interest at 12%, with a 22% rate in the event of default, with an Original Issue Discount of $1,500 and matures on August 15, 2024. Pursuant to the terms of the November 2023 Note, the outstanding principal and accrued interest on the note shall be convertible beginning six months from issuance into shares of the Company’s common stock at 61% of the lowest trading price of the Company’s common stock during the 20 days prior to conversion. The Company recognized $6,500 of discount and deferred finance costs and amortized $1,354 during the three months ended December 31, 2023. The conversion option on the note payable was not bifurcated as a derivative under ASC 815 due to sufficient authorized shares being available to settle the conversion feature.

As of December 31, 2023 and September 30, 2023, accrued interest on convertible notes payable was $226,711 and $225,363, respectively.

Conversions to Common Stock

During the three months ended December 31, 2023, the holders of the May 2023 convertible note payable elected to convert principal of $21,300 and $1,278 of accrued interest into 30,297,790 shares of common stock. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized. The shares issued for these conversions were issued below par value.

Advances

As of December 31, 2023 and September 30, 2023, the Company had non-interest bearing advances payable to third parties of $59,650. These advances are payable on demand.

Note 4. Related Party Transactions

As of December 31, 2023 and September 30, 2023, the Company owed $504,715 and $454,665 to officers of the Company for compensation which are recorded as accounts payable related party. Additionally, during the three months ended December 31, 2023 and 2022 the Company received short term, unsecured, non-interest bearing advances from the Company’s CEO totaling $300 and $500, respectively. As of December 31, 2023 and September 30, 2023, the Company owed $6,595 and $6,295 on these related party advances, respectively.

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

The Company awarded Mr. Katzaroff a total of 35,000,000 common stock options with an exercise price of $0.009 per share, an exercise term of five years. The options vest 50% immediately, and the remainder on monthly basis over two years. Mr. Katzaroff is also entitled to additional options in the event of the Company issuing equity or equity equivalents in the future, with him receiving an amount of options equal to 3% of future options or warrants issued, excluding grants to officers. The exercise price of these additional options will be 110% of the price per equity equivalent issued after the agreement date. During the three months ended December 31, 2023, a total of 1,608,935 additional options were issued to Mr. Katzaroff pursuant to the agreement terms. The total fair value of these option grants at issuance was $2,554. During the three months ended December 31, 2023 and 2022, the Company recognized $22,454 and $17,803 of stock-based compensation, related to outstanding stock options under this agreement, respectively. At December 31, 2023, the Company had $22,329 of unrecognized expense related to options.

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

Mr. Katzaroff will also receive an activity fee of 3% of gross revenues related to activities including securing a variety of vendor, sales or advertising relationships, or any new revenue generating activity. If such activity is a cost saving initiative instead of revenue generating, Mr. Katzaroff will receive 10% of the cost savings. As of December 31, 2023, no amounts have been earned or paid.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At December 31, 2023 and September 30, 2023, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At December 31, 2023 and September 30, 2023, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of December 31, 2023 and September 30, 2023.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. In July 2023, the Company issued 50,998,800 shares to the holder of the Series D Preferred Stock for Full conversion of 509,988 shares outstanding. At December 31, 2023 and September 30, 2023, there were no shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At December 31, 2023 and September 30, 2023, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. At December 31, 2023 and September 30, 2023, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

Common Stock

The Company is authorized to issue an unlimited number of shares of common stock, with a par value of $0.001.

Common Stock Warrants

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company for a period of five years unless mutually terminated sooner. The Consultant is also entitled to additional warrants in the event of the Company issuing equity or equity equivalents in the future, with him receiving an number of warrants equal to 3% of future warrants issued, excluding grants to officers. During the three months ended December 31, 2023, a total of 1,608,935 additional warrants were issued to the Consultant pursuant to the agreement terms. The exercise price of these additional warrants will be 110% of the price per equity equivalent. The total fair value of these option grants at issuance was $2,554 using the follow range of assumptions in a Black-Scholes option price model volatility of 208.79% - 213.91% ; 2) risk free rate of 4.00% - 4.80%; 3) dividend yield of 0% and 4) expected term of 5.0 years. During the three months ended December 31, 2023 the Company recognized $2,554, related to this agreement, respectively.

The following table summarizes the stock warrant activity for the three ended December 31, 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2023	191,869,523	$0.004
Granted	1,608,935	0.002
Exercised	(23,333,333)	0.001
Forfeited	—	—
Expired	(1,428,571)	0.01
Outstanding and exercisable, December 31, 2023	168,716,554	$0.005

The common shares issued under the warrant exercises above were issued below par value. As of December 31, 2023, the outstanding warrants had an expected remaining life of 1.32 years and have an intrinsic value of $11,400.

Common Stock Options

As discussed in Note 4, The Company awarded common stock options to Mr. Katzaroff in connection with his amended and restated employment agreement. During the three months ended December 31, 2023, the Company estimated the fair value of the options to be $2,554, using the following assumptions range: 1) volatility of 208.79% - 213.91% ; 2) risk free rate of 4.00% - 4.80%; 3) dividend yield of 0% and 4) expected term of 5.0 years. The Company recognized $22,454 of expense related to the fair value of options vesting during the three months ended December 31, 2023. The Company expects to recognize an additional $42,229 of expense related to these options assuming all vest.

The following table summarizes the stock option activity for the three months ended December 31, 2023:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2023	136,632,356	$0.01
Granted	1,608,935	0.002
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2023	138,241,291	$0.01
Exercisable, December 31, 2023	133,568,368	$.01

The weighted average grant date fair value of the common stock options granted during the period was $0.0016 per share. As of December 31, 2023, the aggregate intrinsic value of options vested and outstanding were $0. As of December 31, 2023, the outstanding options had a weighted average remaining term of 2.71 years.

Note 7. Commitments and Contingent Liabilities

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company for a period of five years unless mutually terminated sooner. Concurrently, Kenin Spivak, who controls Spivak Management, Inc., entered into a stock purchase agreement with the Company to purchase 6,000,000 shares of common stock for $25,000 cash. The purchase and issuance of the shares was to be completed by June 30, 2022. The consultant will receive a fee of between 1% and 7% of any consideration from a strategic transaction the Company enters into, defined as any acquisition, divestiture, partnership, licensing arrangement or joint venture (“Strategic Transaction Fee”). Financing transactions are not considered strategic transactions for purposes of this agreement. The consultant will also be entitled to 5% of revenue from any business activity that the Company undertakes that is introduced by the Consultant.

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

The Consultant may also receive a bonus in each calendar year of the agreement equal to the larger of any bonus awarded by the Board of Directors to the Consultant or 50% of the largest bonus payable by the Company to anyone other than the Consultant. If the agreement is terminated with one year of a change of control of the Company, the Consultant will be entitled to receive a payment equal to 2.99 times the larger of the total compensation paid to the Consultant over the prior 12 month period or the average compensation paid or payable to the Consultant over the prior three years. On September 19, 2023, the Company entered into a second supplement to consulting agreement. Pursuant to the agreement, in In lieu of Base Fees accrued through September 2023 and interest on late payment thereof, the Company shall pay to the Consultant, the sum of $300,000 in installments on and from the first to occur of either a financing or cumulative revenue of at least $1,000,000, the Company shall 15% of the financing or revenue to the Consultant, or if the Company pays its CEO compensation, the Company shall pay an equal amount to the Consultant. until the full $300,000 is paid in full. If the Company receives financing or cumulative revenue of at least $2,000,000, the Company shall pay 15% of that amount to the consultant, or if the Company pays compensation to its CEO of at least $150,000, the Company shall pay consultant an amount equal to 60% of such compensation. If a financing of at least $5,000,000 is received by the Company, the full $300,000 will be due and payable. The Company will continue to pay the Consultant a fee of $12,500 per month. The Company reclassified $250,000 of fee accrued in accounts payable owed to the Consultant and interest expense of $50,000 to a note payable. As of December 31, 2023 and September 30, 2023, the Company owed the consultant $375,000 and $337,500, which included accounts payable and accrued liabilities of $75,000 and $37,500 and notes payable of $300,000, respectively. In the event the Company invests in, mergers with or acquires AIP (as disclosed in Note 8), the Company will owe a Strategic Transaction Fee to the Consultant for that transaction. The Consultant is also entitled to 3.5% of any revenues generated by the Company from the AIP relationship.

On August 10, 2023, the Company entered into a consulting agreement with Valerian Capital, LLC ( “Valerian”). Under the agreement, Valerian will provide management consulting, business advisory, shareholder information and public relations to the Company for a period of six months unless mutually terminated sooner. Upon execution of the agreement, Valerian will purchase 33,333,333 shares of the Company’s stock for a total purchase price of $25,000 and have the option to purchase an additional 33,333,333 shares for $25,000 during the first 45 days of the agreement. Lastly, Valerian will have the right to purchase 66,000,000 warrants with an exercise price of $0.00075 for up to one year following the agreement. On October 30, 2023, the Company agreed to extend the exercise period of the 33,333,333 warrants to 150 days from the agreement date. As a result of this amendment to the warrant, the Company recognized a deemed dividend of $32,341 for the estimated incremental fair value of the warrants under the new terms. During the three months ended December 31, 2023, the Company received $17,500 in cash proceeds for the exercise of 23,333,333 warrants previously issued to Valerian. As of December 31, 2023, the Company received $42,500 and issued 46,666,666 shares of common stock to Valerian.

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

The Company owed $30,000 of royalties and late fees under this agreement as of December 31, 2023 and $20,000 as of September 30, 2023.

 On November 2, 2023, the Company entered into a consulting agreement with Advanced Innovate Partners (“AIP”) under which AIP will provide advice to GlobeStar and SMIHC on the global design, strategy and execution of clinical trials. Pursuant to the agreement, the Company will pay the following (i) AIP $5,000 per month during Phase A period, if the Company receives regulatory approval to manufacture, sell and distribute products in India or the United States within 60 days of the agreement (ii) AIP $6,000 per month during Phase B period (iii) AIP a sales commission of between 10% and 15% related to any customers, distributors or sales agents introduced to the Company by AIP and (iv) a commission of 4% of any proceeds from equity investments to the Company introduced by AIP, or 2% of any loan proceeds from lenders introduced by AIP. In

Note 9. Subsequent Events

Subsequent to December 31, 2023, the holder of the July 31, 2023 convertible note was issued 103,170,448 shares of common stock upon conversion of all $47,250 of principal and $2,835 of accrued interest.

On February 8, 2024, the Company received $7,500 in cash proceeds for the exercise of 10,000,000 warrants issued to Valerian Capital, LLC, related to August 10, 2023 consulting agreement.

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

Results of Operations

Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

Revenue. We had no revenue for the three months ended December 31, 2023 and 2022.

Cost of goods sold. We had no cost of goods sold for the three months ended December 31, 2023 and 2022.

General and administrative expense. We recognized general and administrative expense of $155,871 for the three months ended December 31, 2023 compared to $155,241 for the comparable period of 2022.

Interest expense. We recognized interest expense of $7,888 for the three months ended December 31, 2023 compared to $10,668 for the comparable period of 2022.

Net loss. For the reasons above, we recognized a net loss of $163,759 for the three months ended December 31, 2023 compared to $165,909 for the three months ended December 31, 2022.

Liquidity and Capital Resources

At December 31, 2023, we had cash on hand of $0. The Company has negative working capital of $1,532,533. Net cash used in operating activities for the three months ended December 31, 2023 was $42,800. Cash on hand is not adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2023.

During the three months ended December 31, 2023, the net loss of $163,759 was offset by the following non-cash operating expenses: stock compensation of $2,554, stock compensation, related parties of $22,454, amortization of discount of $5,262 resulting in cash flows used in operating activities of $42,800. The Company had cash flows from financing activities of $42,800, primarily due to $25,000 in proceeds from convertible note payable, $17,500 in proceeds from the exercise of warrants and $300 of related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of December 31, 2023, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended December 31, 2023 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

October 30, 2023	Common Stock	13,333,333	Exercise of warrants	Section 3(a)(9) of the Securities Act	$0.00075
December 4, 2023	Common Stock	18,987,342	Conversion of note payable	Section 3(a)(9) of the Securities Act	$0.00079
December 8, 2023	Common Stock	11,310,448	Conversion of note payable	Section 3(a)(9) of the Securities Act	$0.00067
December 13, 2023	Common Stock	10,000,000	Exercise of warrants	Section 3(a)(9) of the Securities Act	—
January 22, 2024	Common Stock	27,272,727	Conversion of note payable	Section 3(a)(9) of the Securities Act	$0.00055
January 29, 2024	Common Stock	40,816,326	Conversion of note payable	Section 3(a)(9) of the Securities Act	$0.00049
January 31, 2024	Common Stock	35,081,395	Conversion of note payable	Section 3(a)(9) of the Securities Act	$0.00043
February 8, 2024	Common Stock	10,000,000	Exercise of warrants	Section 3(a)(9) of the Securities Act	$0.00075

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

GlobeStar Therapeutics Corporation

Date: March 11, 2024	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: March 11, 2024	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial and Accounting Officer