Form 10-Q
period 2024-03-31
GlobeStar Therapeutics Corp
filed 2024-06-28
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 21, 2024, 1,241,105,695 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2024	2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Prepaid expenses	147,708	—
Total current assets	147,708	—

TOTAL ASSETS	$147,708	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$407,654	$328,178
Accounts payable to related party	585,897	454,665
Related party advances	7,979	6,295
Advances payable	62,150	59,650
Note payable	300,000	300,000
Current portion of convertible notes payable, net of discount of $0, respectively	28,408	59,710
Accrued interest payable	224,269	225,363
Total current liabilities	1,616,357	1,433,861
TOTAL LIABILITIES	1,616,357	1,433,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 1,162,921,101 and 996,119,530 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	1,162,921	996,119
Preferred stock; 20,000,000 shares authorized:	—	—
Series A Preferred Stock, $0.001 par value; 0 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	—	—
Series D Preferred Stock, $0.001 par value; 0 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	—	—
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 128,991 shares issued and outstanding at March 31, 2024 and September 30, 2023	129	129
Additional paid-in capital	18,013,388	18,022,916
Stock payable, consisting of 100,000,000 shares to be issued at March 31, 2024 and September 30, 2023, respectively	179,000	—
Accumulated deficit	(20,825,087)	(20,454,025)

TOTAL STOCKHOLDERS' DEFICIT	(1,468,649)	(1,433,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative expenses	167,583	142,059	323,454	297,300
Total operating expenses	167,583	142,059	323,454	297,300

LOSS FROM OPERATIONS	(167,583)	(142,059)	(323,454)	(297,300)

OTHER INCOME (EXPENSE)
Interest expense	(7,379)	(8,178)	(15,267)	(18,846)
Total other expense	(7,379)	(8,178)	(15,267)	(18,846)

Net Loss	(174,962)	(150,237)	(338,721)	(316,146)

Deemed dividend	—	—	(32,341)	—

Net loss attributable to common shareholders	$(174,962)	$(150,237)	$(371,062)	$(316,146)

Net loss per share available to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	1,127,083,775	773,432,215	1,065,219,546	764,419,403

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

									Original
			Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2022	722,326,669	$722,325	509,988	$510	1,000,000	$1,000	128,991	$129	$16,581,252	$5,000	$(18,504,776)	$(1,194,560)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	5,000	—	5,000
Conversion of Series G Preferred Stock to common	48,033,947	48,034	—	—	—	—	—	—	52,066	—	—	100,100
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	17,803	—	—	17,803
Net loss for the three months ended December 31, 2022	—	—	—	—	—	—	—	—	—	—	(165,909)	(165,909)
Balance, December 31, 2022	770,360,616	$770,359	509,988	$510	1,000,000	$1,000	128,991	$129	$16,651,121	$10,000	$(18,670,685)	$(1,237,566)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	15,000	—	15,000
Conversion of Series G Preferred Stock to common	8,066,567	8,066	—	—	—	—	—	—	36,264	—	—	44,330
Common stock issued for the conversion of debt	2,000,000	2,000	—	—	—	—	—	—	18,000	—	—	20,000
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	17,803	—		17,803
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	—	(150,237)	(150,237)
Balance, March 31, 2023	780,427,183	$780,425	509,988	$510	1,000,000	$1,000	128,991	$129	$16,723,188	$25,000	$(18,820,922)	$(1,290,670)

- continued -

									Original
			Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2023	996,119,530	$996,119	—	$—	1,000,000	$1,000	128,991	$129	$18,022,916	$—	$(20,454,025)	$(1,433,861)

Exercise of warrants	23,333,333	23,333	—	—	—	—	—	—	(5,833)	—	—	17,500
Common stock issued for conversion of notes payable and accrued interest	30,297,790	30,298	—	—	—	—	—	—	(7,719)	—	—	22,579
Stock-based compensation	—	—	—	—	—	—	—	—	2,554	—	—	2,554
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	22,454	—	—	22,454
Deemed dividend	—	—	—	—	—	—	—	—	32,341	—	(32,341)	—
Net loss for the three months ended December 31, 2023	—	—	—	—	—	—	—	—	—	—	(163,759)	(163,759)
Balance, December 31, 2023	1,049,749,653	$1,049,750	—	$—	1,000,000	$1,000	128,991	$129	$18,066,713	$—	$(20,650,125)	$(1,532,533)

Exercise of warrants	10,000,000	10,000	—	—	—	—	—	—	(2,500)	—	—	7,500
Common stock issued for conversion of notes payable and accrued interest	103,170,448	103,171	—	—	—	—	—	—	(53,086)	—	—	50,085
Stock-based compensation	—	—	—	—	—	—	—	—	—	179,000	—	179,000
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	2,261	—	—	2,261
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	—	(174,962)	(174,962)
Balance, March 31, 2024	1,162,921,101	$1,162,921	—	$—	1,000,000	$1,000	128,991	$129	$18,013,388	$179,000	$(20,825,087)	$(1,468,649)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(338,721)	$(316,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	23,846	—
Stock compensation, related parties	24,715	35,606
Amortization of discount on convertible note payable	12,248	15,584
Changes in operating assets and liabilities
Prepaid expenses	—	3,550
Accounts payable and accrued liabilities	88,476	76,400
Accounts payable and accrued liabilities to related party	131,232	88,855
Accrued interest payable	3,020	3,262
NET CASH USED IN OPERATING ACTIVITIES	(55,184)	(92,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series G Preferred Stock	—	73,000
Proceeds from convertible note payable	25,000	—
Proceeds from advances	2,500	—
Proceeds from related party advances	1,684	700
Repayment of related party advances	(9,000)	—
Proceeds from common stock subscribed and exercise of warrants	35,000	13,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,184	86,700

NET INCREASE IN CASH	—	(6,189)

Cash at beginning of period	—	6,365

Cash at end of period	$—	$176

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series G preferred stock and accrued interest	$—	$144,430
Common stock issued for the conversion of debt	$—	$20,000
Expenses paid on the Company's behalf for subscription agreement	$—	$7,000
Common stock issued for conversion of notes payable and accrued interest	$72,664	$—
Deemed dividend	$32,341	$—
Expenses paid on the Company's behalf	$9,000	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2024, the Company had a net loss of $338,721 and cash flow used in operating activities of $55,184. As of March 31, 2024, the Company had negative working capital of $1,468,649. Management does not anticipate having positive cash flow from operations in the near future. The Company has no revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2023 which are included on our Form 10-K filed on January 19, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2024.

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

Note 3. Convertible Notes Payable and Advances

Convertible notes payable consisted of the following at March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Convertible note dated May 10, 2023 in the original principal amount of $21,300 maturing May 10, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	$—	$21,300
Convertible note dated July 3, 2023 in the original principal amount of $47,250 maturing April 15, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	—	47,250
Convertible note dated November 1, 2023 in the original principal amount of $31,500 maturing August 15, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	31,500	—
Total convertible notes payable	31,500	68,550
Unamortized discount	(3,092)	(8,840)

Total current convertible notes payable, net of discount	$28,408	$59,710

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “May 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the May 2023 Securities Purchase Agreement, the Company issued a convertible promissory note (the “May 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $21,300 with the Company receiving $15,000 in cash proceeds. The May 2023 Note bears interest at 12%, with a 22% rate in the event of default, with an Original Issue Discount of $1,050 and matures on May 10, 2024. Pursuant to the terms of the May 2023 Note, the outstanding principal and accrued interest on the note shall be convertible beginning six months from issuance into shares of the Company’s common stock at 61% of the lowest trading price of the Company’s common stock during the 20 days prior to conversion. The Company recognized $6,300 of discount and deferred finance costs and amortized $3,838 during the six months ended March 31, 2024. The conversion option on the note payable was not bifurcated as a derivative under ASC 815 due to sufficient authorized shares being available to settle the conversion feature.

On July 3, 2023, the Company entered into a Securities Purchase Agreement (the “July 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the July 2023 Securities Purchase Agreement, the Company issued a convertible promissory note (the “July 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $47,250 with the Company receiving $40,000 in cash proceeds. Effective July 3, 2023, the Company issued the July 2023 Note to 1800 Diagonal consistent with the terms of the July 2023 Securities Purchase Agreement. The July 2023 Note bears interest at 12%, with a 22% rate in the event of default, with an Original Issue Discount of $2,250 and matures on April. 15, 2024. Pursuant to the terms of the July 2023 Note, the outstanding principal and accrued interest on the note shall be convertible beginning six months from issuance into shares of the Company’s common stock at 61% of the lowest trading price of the Company’s common stock during the 20 days prior to conversion. The Company recognized $7,250 of discount and deferred finance costs and amortized $5,002 during the six months ended March 31, 2024. The conversion option on the note payable was not bifurcated as a derivative under ASC 815 due to sufficient authorized shares being available to settle the conversion feature.

On November 1, 2023, the Company entered into a Securities Purchase Agreement (the “November 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“1800 Diagonal”). Pursuant to the terms of the November 2023 Securities Purchase Agreement, the Company issued a convertible promissory note (the “November 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $31,500 with the Company receiving $25,000 in cash proceeds. Effective November 1, 2023, the Company issued the November 2023 Note to 1800 Diagonal consistent with the terms of the November 2023 Securities Purchase Agreement. The November 2023 Note bears interest at 12%, with a 22% rate in the event of default, with an Original Issue Discount of $1,500 and matures on August 15, 2024. Pursuant to the terms of the November 2023 Note, the outstanding principal and accrued interest on the note shall be convertible beginning six months from issuance into shares of the Company’s common stock at 61% of the lowest trading price of the Company’s common stock during the 20 days prior to conversion. The Company recognized $6,500 of discount and deferred finance costs and amortized $3,408 during the six months ended March 31, 2024. The conversion option on the note payable was not bifurcated as a derivative under ASC 815 due to sufficient authorized shares being available to settle the conversion feature.

As of March 31, 2024 and September 30, 2023, accrued interest on convertible notes payable was $224,269 and $225,363, respectively.

Conversions to Common Stock

During the six months ended March 31, 2024, the holders of the May 2023 convertible note payable elected to convert principal of $21,300 and $1,278 of accrued interest into 30,297,790 shares of common stock. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized. The shares issued for these conversions were issued below par value.

During the six months March 31, 2024, the holder of the July 31, 2023 convertible note was issued 103,170,448 shares of common stock upon conversion of all $47,250 of principal and $2,835 of accrued interest. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized. The shares issued for these conversions were issued below par value.

Advances

As of March 31, 2024 and September 30, 2023, the Company had non-interest bearing advances payable to third parties of $62,150 and $59,650, respectively. These advances are payable on demand.

Note 4. Related Party Transactions

As of March 31, 2024 and September 30, 2023, the Company owed $585,897 and $454,665 to officers of the Company for compensation which are recorded as accounts payable related party.

During the six months ended March 31, 2024 and 2023, the Company’s CEO paid expenses of $9,000 and $0 and was repaid $9,000 and $0, respectively. Additionally, during the six months ended March 31, 2024 and 2023, the Company received short term, unsecured, non-interest bearing advances from the Company’s CEO and CFO totaling $1,684 and $700, respectively. As of March 31, 2024 and September 30, 2023, the Company owed $7,979 and $6,295 on these related party advances, respectively.

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

The Company awarded Mr. Katzaroff a total of 35,000,000 common stock options with an exercise price of $0.009 per share, an exercise term of five years. The options vest 50% immediately, and the remainder on monthly basis over two years. Mr. Katzaroff is also entitled to additional options in the event of the Company issuing equity or equity equivalents in the future, with him receiving an amount of options equal to 3% of future options or warrants issued, excluding grants to officers. The exercise price of these additional options will be 110% of the price per equity equivalent issued after the agreement date. During the six months ended March 31, 2024, a total of 5,004,049 additional options were issued to Mr. Katzaroff pursuant to the agreement terms. The total fair value of these option grants at issuance was $5,838. During the six months ended March 31, 2024 and 2023, the Company recognized $36,396 and $54,067 of stock-based compensation, related to outstanding stock options under this agreement, respectively. At March 31, 2024, the Company had $11,671 of unrecognized expense related to options.

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

Mr. Katzaroff will also receive an activity fee of 3% of gross revenues related to activities including securing a variety of vendor, sales or advertising relationships, or any new revenue generating activity. If such activity is a cost saving initiative instead of revenue generating, Mr. Katzaroff will receive 10% of the cost savings. As of March 31, 2024, no amounts have been earned or paid.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At March 31, 2024 and September 30, 2023, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At March 31, 2024 and September 30, 2023, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of March 31, 2024 and September 30, 2023.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. In July 2023, the Company issued 50,998,800 shares to the holder of the Series D Preferred Stock for Full conversion of 509,988 shares outstanding. At March 31, 2024 and September 30, 2023, there were no shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At March 31, 2024 and September 30, 2023, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. At March 31, 2024 and September 30, 2023, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

Common Stock

The Company is authorized to issue an unlimited number of shares of common stock, with a par value of $0.001.

Stock payable

On March 7, 2024, the Company entered into a consulting agreement with Valerian Capital, LLC to provide management consulting services through September 8, 2024. Pursuant to the agreement, the Company shall issue Valerian Capital, LLC 50,000,000 shares of the Company’s common stock for a payment of $5,000. In March 2024, the Company received $5,000 of cash for the 50,000,000 shares of common stock. As of March 31, 2024, the common shares were not issued and were recorded in stock payable.

On March 8, 2024, the Company entered into a consulting agreement with Educational Group, LLC to provide business development and strategic consulting services through March 8, 2025. Pursuant to the agreement, the Company shall issue Educational Group, LLC 50,000,000 shares of the Company’s common stock for a payment of $5,000. In March 2024, the Company received $5,000 of cash for the 50,000,000 shares of common stock. As of March 31, 2024, the common shares were not issued and were recorded in stock payable.

The Company recognized prepaid expense of $169,000 related to the difference between the fair value of the shares to be issued and the cash paid by the consultant. The prepaid expense will be amortized to stock-based compensation expense over the term of the agreements.

Common Stock Warrants

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company for a period of five years unless mutually terminated sooner. The Consultant is also entitled to additional warrants in the event of the Company issuing equity or equity equivalents in the future, with him receiving a number of warrants equal to 3% of future warrants issued, excluding grants to officers. During the six months ended March 31, 2024, a total of 1,608,935 additional warrants were granted to the Consultant pursuant to the agreement terms. The exercise price of these additional warrants will be 110% of the price per equity equivalent. The total fair value of these option grants at issuance was $5,838 using the follow range of assumptions in a Black-Scholes option price model volatility of 204.84% - 213.91%; 2) risk free rate of 3.91% - 4.80%; 3) dividend yield of 0% and 4) expected term of 5 years. During the six months ended March 31, 2024 the Company recognized $2,554, related to this agreement, respectively. At March 31, 2024, the Company had $14,964 of unrecognized expense related to warrants.

The following table summarizes the stock warrant activity for the six ended March 31, 2024:

	Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Term (Years)
Outstanding, September 30, 2023	191,869,523	$0.004	1.60
Granted	5,004,049	0.001	4.78
Exercised	(33,333,333)	0.001	—
Forfeited	—	—	—
Expired	(1,428,571)	0.01	—
Outstanding and exercisable, March 31, 2024	162,111,668	$0.01	1.23

The common shares issued under the warrant exercises above were issued below par value. As of March 31, 2024, the outstanding warrants had an expected remaining life of 1.23 years and have an intrinsic value of $10,059.

Common Stock Options

As discussed in Note 4, The Company awarded common stock options to Mr. Katzaroff in connection with his amended and restated employment agreement. During the six months ended March 31, 2024, the Company estimated the fair value of the options to be $5,838, using the following assumptions range: 1) volatility of 204.84% - 213.91%; 2) risk free rate of 3.91% - 4.80%; 3) dividend yield of 0% and 4) expected term of 5 years. The Company recognized $36,395 of expense related to the fair value of options vesting during the six months ended March 31, 2024. The Company expects to recognize an additional $11,671 of expense related to these options assuming all vest.

The following table summarizes the stock option activity for the six months ended March 31, 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2023	136,632,356	$0.01
Granted	5,004,049	0.001
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2024	141,636,405	$0.01
Exercisable, March 31, 2024	137,177,100	$0.01

The weighted average grant date fair value of the common stock options granted during the period was $0.0013 per share. As of March 31, 2024, the aggregate intrinsic value of options vested and outstanding were $0. As of March 31, 2024, the outstanding options had a weighted average remaining term of 2.52 years.

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

The Consultant may also receive a bonus in each calendar year of the agreement equal to the larger of any bonus awarded by the Board of Directors to the Consultant or 50% of the largest bonus payable by the Company to anyone other than the Consultant. If the agreement is terminated with one year of a change of control of the Company, the Consultant will be entitled to receive a payment equal to 2.99 times the larger of the total compensation paid to the Consultant over the prior 12 month period or the average compensation paid or payable to the Consultant over the prior three years. On September 19, 2023, the Company entered into a second supplement to consulting agreement. Pursuant to the agreement, in In lieu of Base Fees accrued through September 2023 and interest on late payment thereof, the Company shall pay to the Consultant, the sum of $300,000 in installments on and from the first to occur of either a financing or cumulative revenue of at least $1,000,000, the Company shall 15% of the financing or revenue to the Consultant, or if the Company pays its CEO compensation, the Company shall pay an equal amount to the Consultant. until the full $300,000 is paid in full. If the Company receives financing or cumulative revenue of at least $2,000,000, the Company shall pay 15% of that amount to the consultant, or if the Company pays compensation to its CEO of at least $150,000, the Company shall pay consultant an amount equal to 60% of such compensation. If a financing of at least $5,000,000 is received by the Company, the full $300,000 will be due and payable. The Company will continue to pay the Consultant a fee of $12,500 per month. The Company reclassified $250,000 of fee accrued in accounts payable owed to the Consultant and interest expense of $50,000 to a note payable. As of March 31, 2024 and September 30, 2023, the Company owed the consultant $412,000 and $337,500, which included accounts payable and accrued liabilities of $112,000 and $37,500 and notes payable of $300,000, respectively. In the event the Company invests in, mergers with or acquires AIP (as disclosed in Note 8), the Company will owe a Strategic Transaction Fee to the Consultant for that transaction. The Consultant is also entitled to 3.5% of any revenues generated by the Company from the AIP relationship.

On August 10, 2023, the Company entered into a consulting agreement with Valerian Capital, LLC ( “Valerian”). Under the agreement, Valerian will provide management consulting, business advisory, shareholder information and public relations to the Company for a period of six months unless mutually terminated sooner. Upon execution of the agreement, Valerian will purchase 33,333,333 shares of the Company’s stock for a total purchase price of $25,000 and have the option to purchase an additional 33,333,333 shares for $25,000 during the first 45 days of the agreement. Lastly, Valerian will have the right to purchase 66,000,000 warrants with an exercise price of $0.00075 for up to one year following the agreement. On October 30, 2023, the Company agreed to extend the exercise period of the 33,333,333 warrants to 150 days from the agreement date. As a result of this amendment to the warrant, the Company recognized a deemed dividend of $32,341 for the estimated incremental fair value of the warrants under the new terms. During the six months ended March 31, 2024, the Company received $25,000 in cash proceeds for the exercise of 33,333,333 warrants previously issued to Valerian. As of March 31, 2024, the Company received $50,000 and issued 56,666,666 shares of common stock to Valerian.

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

The Company owed $40,000 of royalties and late fees under this agreement as of March 31, 2024 and $20,000 as of September 30, 2023.

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

Note 9. Subsequent Events

On June 6, 2024, the Company entered into a convertible promissory note with Educational Group, LLC (“Educational Group”). Pursuant to the terms of the agreement, the Company issued a convertible promissory note (the “June 2024 Note”) to Educational Group in the aggregate principal amount of $27,500. The June 2024 Note bears interest at 10%, with an Original Issue Discount of $2,500 and matures on June 6, 2025. Pursuant to the terms of the June 2024 Note, the outstanding principal and accrued interest on the note shall be convertible from issuance into shares of the Company’s common stock at conversion price of $0.00017.

Subsequent to March 31, 2024, the holder of the November 1, 2023 convertible note was issued 78,184,594 shares of common stock upon conversion of all $31,500 of principal and $1,885 of accrued interest.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue. We had no revenue for the three months ended March 31, 2024 and 2023.

Cost of goods sold. We had no cost of goods sold for the three months ended March 31, 2024 and 2023.

General and administrative expense. We recognized general and administrative expense of $167,583 for the three months ended March 31, 2024 compared to $142,059 for the comparable period of 2023. The $25,524 increase is primarily associated with increases in professional fees.

Interest expense. We recognized interest expense of $7,379 for the three months ended March 31, 2024 compared to $8,178 for the comparable period of 2023. The $799 decrease was related to the conversion of convertible notes payable and accrued interest.

Net loss. For the reasons above, we recognized a net loss of $174,962 for the three months ended March 31, 2024 compared to $150,237 for the three months ended March 31, 2023.

Six Months Ended March 31, 2024 Compared to the Six Months Ended March 31, 2023

Revenue. We had no revenue for the six months ended March 31, 2024 and 2023.

Cost of goods sold. We had no cost of goods sold for the six months ended March 31, 2024 and 2023.

General and administrative expense. We recognized general and administrative expense of $323,454 for the six months ended March 31, 2024 compared to $297,300 for the comparable period of 2023. The $26,154 increase is primarily associated with increases in professional fees.

Interest expense. We recognized interest expense of $15,267 for the six months ended March 31, 2024 compared to $18,846 for the comparable period of 2023. The $3,579 decrease was related to the conversion of convertible notes payable and accrued interest.

Net loss. For the reasons above, we recognized a net loss of $338,721 for the six months ended March 31, 2024 compared to $316,146 for the three months ended March 31, 2023.

Liquidity and Capital Resources

At March 31, 2024, we had cash on hand of $0. The Company has negative working capital of $1,468,649. Net cash used in operating activities for the six months ended March 31, 2024 was $54,184. Cash on hand is not adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2024.

During the six months ended March 31, 2024, the net loss of $338,721 was offset by the following non-cash operating expenses: stock compensation of $23,846, stock compensation, related parties of $24,715, amortization of discount of $12,248 resulting in cash flows used in operating activities of $55,184. The Company had cash flows from financing activities of $55,184, primarily due to $25,000 in proceeds from convertible note payable, $35,000 in proceeds from common stock subscription and exercise of warrants, $2,500 proceeds from advances and $1,684 of related party advances, which were offset by $9,000 for the repayment of related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of March 31, 2024, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of March 31, 2024, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended March 31, 2024 that were not registered under the Securities Act:

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

GlobeStar Therapeutics Corporation

Date: June 28, 2024	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: June 28, 2024	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial and Accounting Officer