Form 10-Q
period 2024-06-30
GlobeStar Therapeutics Corp
filed 2024-10-11
CIK 1502152

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-170315

GlobeStar Therapeutics Corporation

(Exact name of registrant as specified in its charter)

Wyoming	27-3480481
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1280 Lexington Ave. FRNT 2 #1290, New York, NY	10028
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 509-531-1671

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 4, 2024, 1,241,105,695 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2024	2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$41	$—
Prepaid expenses	83,833	—
Total current assets	83,874	—

TOTAL ASSETS	$83,874	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$434,865	$328,178
Accounts payable to related party	659,771	454,665
Related party advances	3,424	6,295
Advances payable	62,150	59,650
Note payable	300,000	300,000
Current portion of convertible notes payable, net of discount of $0, respectively	25,623	59,710
Accrued interest payable	222,973	225,363
Total current liabilities	1,708,806	1,433,861
TOTAL LIABILITIES	1,708,806	1,433,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 1,241,105,695 and 996,119,530 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	1,241,106	996,119
Preferred stock; 20,000,000 shares authorized:	—	—
Series A Preferred Stock, $0.001 par value; 0 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	—	—
Series D Preferred Stock, $0.001 par value; 0 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	—	—
Series E Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	1,000	1,000
Series F Preferred Stock; $0.001 par value; 128,991 shares issued and outstanding at June 30, 2024 and September 30, 2023	129	129
Additional paid-in capital	17,976,581	18,022,916
Stock payable, consisting of 100,000,000 shares to be issued at June 30, 2024 and September 30, 2023, respectively	179,000	—
Accumulated deficit	(21,022,748)	(20,454,025)

TOTAL STOCKHOLDERS' DEFICIT	(1,624,932)	(1,433,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83,874	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative expenses	193,357	1,279,283	516,811	1,576,583
Total operating expenses	193,357	1,279,283	516,811	1,576,583

LOSS FROM OPERATIONS	(193,357)	(1,279,283)	(516,811)	(1,576,583)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of liabilities, related party	—	6,724	—	6,724
Interest expense	(4,304)	(9,970)	(19,571)	(28,816)
Total other expense	(4,304)	(3,246)	(19,571)	(22,092)

Net Loss	(197,661)	(1,282,529)	(536,382)	(1,598,675)

Deemed dividend	—	—	(32,341)	—

Net loss attributable to common shareholders	$(197,661)	$(1,282,529)	$(568,723)	$(1,598,675)

Net loss per share available to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	1,208,971,891	843,524,583	1,112,962,113	790,556,670

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

									Original
			Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2022	722,326,669	$722,325	509,988	$510	1,000,000	$1,000	128,991	$129	$16,581,252	$5,000	$(18,504,776)	$(1,194,560)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	5,000	—	5,000
Conversion of Series G Preferred Stock to common	48,033,947	48,034	—	—	—	—	—	—	52,066	—	—	100,100
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	17,803	—	—	17,803
Net loss for the three months ended December 31, 2022	—	—	—	—	—	—	—	—	—	—	(165,909)	(165,909)
Balance, December 31, 2022	770,360,616	$770,359	509,988	$510	1,000,000	$1,000	128,991	$129	$16,651,121	$10,000	$(18,670,685)	$(1,237,566)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	15,000	—	15,000
Conversion of Series G Preferred Stock to common	8,066,567	8,066	—	—	—	—	—	—	36,264	—	—	44,330
Common stock issued for the conversion of debt	2,000,000	2,000	—	—	—	—	—	—	18,000	—	—	20,000
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	17,803	—		17,803
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	—	(150,237)	(150,237)
Balance, March 31, 2023	780,427,183	$780,425	509,988	$510	1,000,000	$1,000	128,991	$129	$16,723,188	$25,000	$(18,820,922)	$(1,290,670)

Common stock subscribed for cash proceeds	—	—	—	—	—	—	—	—	—	32,500	—	32,500
Conversion of Series G Preferred Stock to common	16,714,815	16,715	—	—	—	—	—	—	27,615	—	—	44,330
Common stock issued for stock payable	10,443,723	10,444	—	—	—	—	—	—	14,556	(25,000)	—	—
Common stock issued for settlement of liability	14,683,622	14,684	—	—	—	—	—	—	78,694	—		93,378
Stock-based compensation	50,000,000	50,000	—	—	—	—	—	—	361,761	—	—	411,761
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	714,097	—		714,097
Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	—	(1,282,529)	(1,282,529)
Balance, June 30, 2023	872,269,343	$872,268	509,988	$510	1,000,000	$1,000	128,991	$129	$17,919,911	$32,500	$(20,103,451)	$(1,277,133)

- continued -

									Original
			Series D		Series E		Series F		Additional			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, September 30, 2023	996,119,530	$996,119	—	$—	1,000,000	$1,000	128,991	$129	$18,022,916	$—	$(20,454,025)	$(1,433,861)

Exercise of warrants	23,333,333	23,333	—	—	—	—	—	—	(5,833)	—	—	17,500
Common stock issued for conversion of notes payable and accrued interest	30,297,790	30,298	—	—	—	—	—	—	(7,719)	—	—	22,579
Stock-based compensation	—	—	—	—	—	—	—	—	2,554	—	—	2,554
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	22,454	—	—	22,454
Deemed dividend	—	—	—	—	—	—	—	—	32,341	—	(32,341)	—
Net loss for the three months ended December 31, 2023	—	—	—	—	—	—	—	—	—	—	(163,759)	(163,759)
Balance, December 31, 2023	1,049,749,653	$1,049,750	—	$—	1,000,000	$1,000	128,991	$129	$18,066,713	$—	$(20,650,125)	$(1,532,533)

Exercise of warrants	10,000,000	10,000	—	—	—	—	—	—	(2,500)	—	—	7,500
Common stock issued for conversion of notes payable and accrued interest	103,170,448	103,171	—	—	—	—	—	—	(53,086)	—	—	50,085
Stock-based compensation	—	—	—	—	—	—	—	—	—	179,000	—	179,000
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	2,261	—	—	2,261
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	—	(174,962)	(174,962)
Balance, March 31, 2024	1,162,921,101	$1,162,921	—	$—	1,000,000	$1,000	128,991	$129	$18,013,388	$179,000	$(20,825,087)	$(1,468,649)

Common stock issued for conversion of notes payable and accrued interest	78,184,594	78,185	—	—	—	—	—	—	(44,800)	—	—	33,385
Stock-based compensation	—	—	—	—	—	—	—	—	4,364	—	—	4,364
Stock-based compensation, related parties	—	—	—	—	—	—	—	—	3,629	—	—	3,629
Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	—	—	—	—	(197,661)	(197,661)
Balance, June 30, 2024	1,241,105,695	$1,241,106	—	$—	1,000,000	$1,000	128,991	$129	$17,976,581	$179,000	$(21,022,748)	$(1,624,932)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(536,382)	$(1,598,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	6,918	411,761
Stock compensation, related parties	28,344	749,703
Amortization of discount on convertible note payable	15,963	23,777
(Gain) Loss on settlement of liabilities	—	(6,724)
Loss on conversion of preferred stock liability	—	—
Changes in operating assets and liabilities
Prepaid expenses	85,167	3,550
Accounts payable and accrued liabilities	115,687	114,363
Accounts payable and accrued liabilities to related party	205,106	164,141
Accrued interest payable	3,609	5,039
NET CASH USED IN OPERATING ACTIVITIES	(75,588)	(133,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series G Preferred Stock	—	73,000
Proceeds from convertible note payable	50,000	15,000
Proceeds from advances	2,500	—
Proceeds from related party advances	2,129	3,700
Repayment of related party advances	(14,000)	(5,500)
Proceeds from common stock subscribed and exercise of warrants	35,000	40,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,629	126,700

NET CHANGE IN CASH	41	(6,365)

Cash at beginning of period	—	6,365

Cash at end of period	$41	$—

Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of Series G preferred stock and accrued interest	$—	$181,500
Common stock issued for the conversion of debt	$—	$20,000
Expenses paid on the Company's behalf for subscription agreement	$—	$7,000
Common stock issued for stock payable	$72,664	$25,000
Deemed dividend	$32,341	$—
Stock payable for prepaid expense	$169,000	$—
Expenses paid on the Company's behalf	$9,000	$—

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBESTAR THERAPEUTICS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Note 2. Going Concern and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended June 30, 2024, the Company had a net loss of $536,382 and cash flow used in operating activities of $75,588. As of June 30, 2024, the Company had negative working capital of $1,624,932. Management does not anticipate having positive cash flow from operations in the near future. The Company has no revenue. Without additional capital, the Company will not be able to remain in business.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2023 which are included on our Form 10-K filed on January 19, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2024.

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

Note 3. Convertible Notes Payable and Advances

Convertible notes payable consisted of the following at June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Convertible note dated May 10, 2023 in the original principal amount of $21,300 maturing May 10, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	$—	$21,300
Convertible note dated July 3, 2023 in the original principal amount of $47,250 maturing April 15, 2024, bearing interest at 12%, convertible beginning six months from issuance into common stock at a rate of 61% of the lowest trading price during the 20 days prior to conversion.	—	47,250
Convertible note dated June 6, 2024 in the original principal amount of $27,500 maturing June 6, 2025, bearing interest at 10%, convertible from issuance into common stock at conversion price of $0.00017.	27,500	—
Total convertible notes payable	27,500	68,550
Unamortized discount	(1,877)	(8,840)

Total current convertible notes payable, net of discount	$25,623	$59,710

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

As of June 30, 2024 and September 30, 2023, accrued interest on convertible notes payable was $222,973 and $225,363, respectively.

Conversions to Common Stock

During the nine months ended June 30, 2024, the holders of the May 2023 convertible note payable elected to convert principal of $21,300 and $1,278 of accrued interest into 30,297,790 shares of common stock. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized. The shares issued for these conversions were issued below par value.

During the nine months June 30, 2024, the holder of the July 3, 2023 convertible note was issued 103,170,448 shares of common stock upon conversion of all $47,250 of principal and $2,835 of accrued interest. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized. The shares issued for these conversions were issued below par value.

During the nine months ended June 30, 2024, the holder of the November 1, 2023 convertible note was issued 78,184,594 shares of common stock upon conversion of all $31,500 of principal and $1,885 of accrued interest. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized. The shares issued for these conversions were issued below par value.

Advances

As of June 30, 2024 and September 30, 2023, the Company had non-interest bearing advances payable to third parties of $62,150 and $59,650, respectively. These advances are payable on demand.

Note 4. Related Party Transactions

As of June 30, 2024 and September 30, 2023, the Company owed $659,771 and $454,665 to officers of the Company for compensation which are recorded as accounts payable related party.

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

The Company awarded Mr. Katzaroff a total of 35,000,000 common stock options with an exercise price of $0.009 per share, an exercise term of five years. The options vest 50% immediately, and the remainder on monthly basis over two years. Mr. Katzaroff is also entitled to additional options in the event of the Company issuing equity or equity equivalents in the future, with him receiving an amount of options equal to 3% of future options or warrants issued, excluding grants to officers. The exercise price of these additional options will be 110% of the price per equity equivalent issued after the agreement date. During the six months ended March 31, 2024, a total of 5,004,049 additional options were issued to Mr. Katzaroff pursuant to the agreement terms. The total fair value of these option grants at issuance was $5,838. During the nine months ended June 30, 2024 and 2023, the Company recognized $28,344 and $53,409 of stock-based compensation, related to outstanding stock options under this agreement, respectively. At June 30, 2024, the Company had $6,848 of unrecognized expense related to options.

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

Mr. Katzaroff will also receive an activity fee of 3% of gross revenues related to activities including securing a variety of vendor, sales or advertising relationships, or any new revenue generating activity. If such activity is a cost saving initiative instead of revenue generating, Mr. Katzaroff will receive 10% of the cost savings. As of June 30, 2024, no amounts have been earned or paid.

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

Series A Preferred Stock – Our board of directors has designated up to 6,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $2.00 per share. The initial number issued is 5,000,000 with additional shares to be issued as a dividend not to exceed a total of 6,000,000 shares. The rank of the Series A is prior to all common and preferred shares. In addition, the Series A Preferred Stock retains protective provisions to maintain their seniority with respect to liquidation or dissolution. The Series A Preferred Stock holds no voting rights and earns an 8% per annum dividend, payable in additional shares of Series A Preferred Stock. At June 30, 2024 and September 30, 2023, there were no shares of our Series A Preferred Stock outstanding, respectively.

Series B Preferred Stock – Our board of directors has designated up to 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock has a liquidation value of $1.00 per share. The holders of the Series B Preferred Stock are entitled to dividends of 8% per year payable quarterly in cash or in shares of common stock at the option of the Company. The holders of the Series B Preferred Stock have no voting rights. The Series B Preferred Stock is redeemable at the option of the Company at a price of $1.00 per share. At June 30, 2024 and September 30, 2023, there were no shares of our Series B Preferred Stock outstanding.

Series C Preferred Stock – On September 12, 2017, our board of directors designated up to 1,200,000 shares of Series C Preferred Stock with a liquidation value of $0.50 per share. The holders of the Series C Preferred Stock have no voting rights. The Series C Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of one share of common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at the option of the Company at a price of $0.50 per share. The Series C Preferred Stock has been canceled, and there are no shares of Series C Preferred Stock outstanding as of June 30, 2024 and September 30, 2023.

Series D Preferred Stock – On September 21, 2017, our board of directors designated up to 539,988 shares of Series D Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series D Preferred Stock have no voting rights. The Series D Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series D Preferred Stock is not redeemable. In July 2023, the Company issued 50,998,800 shares to the holder of the Series D Preferred Stock for Full conversion of 509,988 shares outstanding. At June 30, 2024 and September 30, 2023, there were no shares of Series D Preferred Stock outstanding.

Series E Preferred Stock – On August 3, 2015, our board of directors designated 1,000,000 shares of Series E Preferred stock. The Series E Preferred stock is subordinate to our common stock. It does not receive dividends and does not participate in equity distributions. The Series E Preferred stock retained 2/3 of the voting rights in the Company.

At June 30, 2024 and September 30, 2023, there were 1,000,000 shares of Series E Preferred stock outstanding. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Series F Preferred Stock – On September 21, 2017, our board of directors designated up to 501,975 shares of Series F Preferred Stock with a liquidation value of $1.00 per share. The holders of the Series F Preferred Stock have no voting rights. The Series F Preferred Stock is convertible at the option of the holder into shares of common stock at a rate of $0.01 per share of common stock. The Series F Preferred Stock is not redeemable. At June 30, 2024 and September 30, 2023, 128,991 shares of the Series F Preferred Stock were issued and outstanding.

Common Stock

The Company is authorized to issue an unlimited number of shares of common stock, with a par value of $0.001.

Stock payable

On March 7, 2024, the Company entered into a consulting agreement with Valerian Capital, LLC to provide management consulting services through September 8, 2024. Pursuant to the agreement, the Company shall issue Valerian Capital, LLC 50,000,000 shares of the Company’s common stock for a payment of $5,000. In March 2024, the Company received $5,000 of cash for the 50,000,000 shares of common stock. As of June 30, 2024, the common shares were not issued and were recorded in stock payable.

On March 8, 2024, the Company entered into a consulting agreement with Educational Group, LLC to provide business development and strategic consulting services through March 8, 2025. Pursuant to the agreement, the Company shall issue Educational Group, LLC 50,000,000 shares of the Company’s common stock for a payment of $5,000. In March 2024, the Company received $5,000 of cash for the 50,000,000 shares of common stock. As of June 30, 2024, the common shares were not issued and were recorded in stock payable.

The Company recognized prepaid expense of $169,000 related to the difference between the fair value of the shares to be issued and the cash paid by the consultant. The prepaid expense will be amortized to stock-based compensation expense over the term of the agreements.

Common Stock Warrants

In February 2022, the Company entered into a consulting agreement with Spivak Management, Inc. (the “Consultant”). Under the agreement, the Consultant will provide business strategy advice and introductions to the Company for a period of five years unless mutually terminated sooner. The Consultant is also entitled to additional warrants in the event of the Company issuing equity or equity equivalents in the future, with him receiving a number of warrants equal to 3% of future warrants issued, excluding grants to officers. During the nine months ended June 30, 2024, a total of 7,349,588 additional warrants were granted to the Consultant pursuant to the agreement terms. The exercise price of these additional warrants will be 110% of the price per equity equivalent. The total fair value of these option grants at issuance was $7,358 using the follow range of assumptions in a Black-Scholes option price model volatility of 204.84% - 213.91%; 2) risk free rate of 3.91% - 4.80%; 3) dividend yield of 0% and 4) expected term of 5 years. During the nine months ended June 30, 2024 the Company recognized $6,918, related to this agreement, respectively. At June 30, 2024, the Company had $12,120 of unrecognized expense related to warrants.

The following table summarizes the stock warrant activity for the nine ended June 30, 2024:

	Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Term (Years)
Outstanding, September 30, 2023	191,869,523	$0.004	1.60
Granted	7,349,588	0.001	4.63
Exercised	(33,333,333)	0.001	—
Forfeited	(40,475,263)	0.01	—
Expired	(1,428,571)	0.01	—
Outstanding and exercisable, June 30, 2024	123,981,944	$0.004	1.49

The common shares issued under the warrant exercises above were issued below par value. As of June 30, 2024, the outstanding warrants had an expected remaining life of 1.49 years and have an intrinsic value of $17,433.

Common Stock Options

As discussed in Note 4, The Company awarded common stock options to Mr. Katzaroff in connection with his amended and restated employment agreement. During the six months ended March 31, 2024, the Company estimated the fair value of the options to be $5,838, using the following assumptions range: 1) volatility of 204.84% - 213.91%; 2) risk free rate of 3.91% - 4.80%; 3) dividend yield of 0% and 4) expected term of 5 years. The Company recognized $28,344 of expense related to the fair value of options vesting during the nine months ended June 30, 2024. The Company expects to recognize an additional $9,562 of expense related to these options assuming all vest.

The following table summarizes the stock option activity for the nine months ended June 30, 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, September 30, 2023	136,632,356	$0.01
Granted	7,349,588	0.001
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2024	143,981,944	$0.01
Exercisable, June 30, 2024	139,232,158	$0.01

The weighted average grant date fair value of the common stock options granted during the period was $0.0011 per share. As of June 30, 2024, the aggregate intrinsic value of options vested and outstanding were $933. As of June 30, 2024, the outstanding options had a weighted average remaining term of 2.31 years.

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

On August 10, 2023, the Company entered into a consulting agreement with Valerian Capital, LLC ( “Valerian”). Under the agreement, Valerian will provide management consulting, business advisory, shareholder information and public relations to the Company for a period of six months unless mutually terminated sooner. Upon execution of the agreement, Valerian will purchase 33,333,333 shares of the Company’s stock for a total purchase price of $25,000 and have the option to purchase an additional 33,333,333 shares for $25,000 during the first 45 days of the agreement. Lastly, Valerian will have the right to purchase 66,000,000 warrants with an exercise price of $0.00075 for up to one year following the agreement. On October 30, 2023, the Company agreed to extend the exercise period of the 33,333,333 warrants to 150 days from the agreement date. As a result of this amendment to the warrant, the Company recognized a deemed dividend of $32,341 for the estimated incremental fair value of the warrants under the new terms. During the nine months ended June 30, 2024, the Company received $25,000 in cash proceeds for the exercise of 33,333,333 warrants previously issued to Valerian. As of June 30, 2024, the Company received $50,000 and issued 56,666,666 shares of common stock to Valerian.

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

The Company owed $50,000 of royalties and late fees under this agreement as of June 30, 2024 and $20,000 as of September 30, 2023.

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

Note 9. Subsequent Events

On July 20, 2024, the Company was notified of an action against the Company related to incomplete Regulation D filings by the State of Washington Department of Financial Institutions Securities Division. The Company was assessed $30,000 in fines. The Company intends to vigorously defends against this action.

On September 27, 2024, the Board of Directors voted to no longer pursue its potential treatments for Multiple Sclerosis and other neurodegenerative diseases and pursue other potential business plans. The Company intends to terminate its license agreement with 7 to Stand.

On September 28, 2024, Steven Penderghast resigned as a member of the Board of Directors.

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

Recent Developments

On July 20, 2024, the Company was notified of an action against the Company related to incomplete Regulation D filings by the State of Washington Department of Financial Institutions Securities Division. The Company was assessed $30,000 in fines. The Company intends to vigorously defends against this action.

On September 27, 2024, the Board of Directors voted to no longer pursue its potential treatments for Multiple Sclerosis and other neurodegenerative diseases and pursue other potential business plans. The Company intends to terminate its license agreement with 7 to Stand.

On September 28, 2024, Steven Penderghast resigned as a member of the Board of Directors.

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenue. We had no revenue for the three months ended June 30, 2024 and 2023.

Cost of goods sold. We had no cost of goods sold for the three months ended June 30, 2024 and 2023.

General and administrative expense. We recognized general and administrative expense of $193,357 for the three months ended June 30, 2024 compared to $1,279,283 for the comparable period of 2023. The decrease in general and administrative expense was primarily related to a decrease in stock compensation to officers and consultants.

Interest expense. We recognized interest expense of $4,304 for the three months ended June 30, 2024 compared to $9,970 for the comparable period of 2023. The $5,666 decrease was related to the conversion of convertible notes payable and accrued interest.

Net loss. For the reasons above, we recognized a net loss of $197,661 for the three months ended June 30, 2024 compared to $1,282,529 for the three months ended June 30, 2023.

Nine Months Ended June 30, 2024 Compared to the Nine Months Ended June 30, 2023

Revenue.  We had no revenue for the nine months ended June 30, 2024 and 2023.

Cost of goods sold. We had no cost of goods sold for the nine months ended June 30, 2024 and 2023.

General and administrative expense.  We recognized general and administrative expense of $516,811 for the nine months ended June 30, 2024 compared to $1,576,583 for the comparable period of 2023. The decrease in general and administrative expense was primarily related to a decrease in stock compensation to officers and consultants.

Interest expense.  We recognized interest expense of $19,571 for the nine months ended June 30, 2024 compared to $28,816 for the comparable period of 2023. The $9,045 decrease was related to the conversion of convertible notes payable and accrued interest.

Net loss.  For the reasons above, we recognized a net loss of $536,382 for the nine months ended June 30, 2024 compared to $1,598,675 for the nine months ended June 30, 2023.

Liquidity and Capital Resources

At June 30, 2024, we had cash on hand of $41. The Company had negative working capital of $1,624,932. Net cash used in operating activities for the nine months ended June 30, 2024 was $75,588. Cash on hand is not adequate to fund our operations for less than twelve months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2024.

During the nine months ended June 30, 2024 the net loss of $536,382 was offset by the following non-cash operating expenses: stock compensation of $6,918, stock based compensation with related parties of $28,344, amortization of discount of $15,963 resulting in cash flows used in operating activities of $75,588. he Company had cash flows from financing activities of $75,629, primarily due to $50,000 in proceeds from convertible note payable, $35,000 in proceeds from common stock subscription and exercise of warrants, $2,500 proceeds from advances and $2,129 of related party advances, which were offset by $14,000 for the repayment of related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of June 30, 2024, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of June 30, 2024, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the securities sold during the quarter ended June 30, 2024 that were not registered under the Securities Act:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

May 6, 2024	Common Stock	46,838,407	Conversion of note payable	Section 3(a)(9) of the Securities Act	$0.00043
May 8, 2024	Common Stock	31,346,187	Conversion of note payable	Section 3(a)(9) of the Securities Act	$0.00043

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

GlobeStar Therapeutics Corporation

Date: October 4, 2024	By: /s/ James C. Katzaroff
James C. Katzaroff
Chief Executive Officer, President, Secretary, Principal Executive Officer and Director

Date: October 4, 2024	By: /s/ Robert Chicoski
Robert Chicoski
Chief Financial Officer, Treasurer, Secretary, Principal Financial and Accounting Officer